Form 10-Q
period 2010-04-30
Online Tele-Solutions, Inc.
filed 2010-09-14
CIK 1475065

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the fiscal quarter ended April 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ___________ to _____________

                       Commission File Number: 333-159607


                           ONLINE TELE-SOLUTIONS INC.
           (Name of small business issuer as specified in its charter)

           Nevada                                                98-0583175
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                       Block 225, 02-213, Tampines St. 23
                                Singapore 521225
          (Address of principal executive offices, including zip code)

                                 (702) 553-3026
              (Registrant's telephone number, including area code)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large  accelerated  filer [ ]                      Accelerated  filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

The issuer had 2,200,000 shares of its common stock issued and outstanding as of September 14, 2010.

                              AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy, and information statements and other information regarding reporting companies.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
          PART I

ITEM 1.   Financial Statements                                                5

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          15

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk         22

ITEM 4.   Controls and Procedures                                            23

          PART II

ITEM 1.   Legal Proceedings                                                  23

ITEM 1A.  Risk Factors                                                       23

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds        23

ITEM 3.   Defaults upon Senior Securities                                    23

ITEM 4.   (REMOVED AND RESERVED)                                             23

ITEM 5.   Other Information                                                  23

ITEM 6.   Exhibits                                                           23

                         CAUTIONARY STATEMENT CONCERNING
                           FORWARD-LOOKING STATEMENTS

USE OF NAMES

In this quarterly report, the terms "Online Tele," "Company," "we," or "our," unless the context otherwise requires, mean Online Tele-Solutions, Inc.".

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this Quarterly Report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plans," "potential," "projects," "ongoing," "expects," "management believes," "we believe," "we intend," and similar expressions. These statements are based on the Company's current plans and are subject to risks and uncertainties, and, as such, the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Any or all of the forward-looking statements in this Quarterly Report may turn out to be inaccurate and, as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                         April 30,      January 31,
                                                                           2010            2010
                                                                         ---------       ---------
                                                                        (Unaudited)
ASSETS

Current asset
  Cash                                                                   $  14,840       $  20,590
  Deposit                                                                   15,000          15,000
                                                                         ---------       ---------

      Total assets                                                       $  29,840       $  35,590
                                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                       $   4,200       $   7,000
  Due to stockholder                                                           500             500
                                                                         ---------       ---------
      Total liabilities                                                      4,700           7,500
                                                                         ---------       ---------
Stockholders' equity
  Common stock: $0.001 par value; 50,000,000 shares authorized;
   2,200,000 shares issued and outstanding                                   2,200           2,200
  Additional paid-in capital                                                47,800          47,800
  Deficit accumulated during the development stage                         (24,860)        (21,910)
                                                                         ---------       ---------
      Total stockholders' equity                                            25,140          28,090
                                                                         ---------       ---------

      Total liabilities and stockholders' equity                         $  29,840       $  35,590
                                                                         =========       =========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 For the
                                                                               Period from
                                                                              June 5, 2008
                                            Three Months     Three Months      (Inception)
                                               Ended            Ended            through
                                              April 30,        April 30,        April 30,
                                                2010             2009             2010
                                             ----------       ----------       ----------
REVENUE                                      $       --       $       --       $       --
                                             ----------       ----------       ----------
OPERATING EXPENSES
  Professional fees                               2,950            7,281           20,931
  General and administrative                         --              286            3,929
                                             ----------       ----------       ----------

Loss before income taxes                         (2,950)          (7,567)         (24,860)

Provision for income taxes                           --               --               --
                                             ----------       ----------       ----------

Net loss                                     $   (2,950)      $   (7,567)      $  (24,860)
                                             ==========       ==========       ==========

Net loss per common share - basic and
diluted                                      $    (0.00)      $    (0.00)      $    (0.01)
                                             ==========       ==========       ==========

Weighted Average Number of Common
Shares Outstanding - basic and diluted        2,200,000        2,200,000        1,983,107
                                             ==========       ==========       ==========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                             Deficit
                                                                                            Accumulated
                                                       Common Stock           Additional    During the      Total
                                                   ---------------------       Paid in      Development  Stockholders'
                                                   Shares         Amount       Capital        Stage         Equity
                                                   ------         ------       -------        -----         ------
Inception, June 5, 2008                                 --      $      --     $      --     $      --      $      --

Shares issued to founder for cash on
 August 1, 2008 at $0.01 per share               1,500,000          1,500        13,500                       15,000

Shares issued from August 1, 2008 through
 October 27, 2008 for cash at $0.05 per share      700,000            700        34,300                       35,000

Net loss                                                                                       (3,500)        (3,500)
                                                 ---------      ---------     ---------     ---------      ---------
Balance, January 31, 2009                        2,200,000          2,200        47,800        (4,500)        45,500

Net loss                                                                                      (17,410)       (17,410)
                                                 ---------      ---------     ---------     ---------      ---------
Balance, January 31, 2010                        2,200,000          2,200        47,800       (21,910)        28,090

Net loss                                                                                       (2,950)        (2,950)
                                                 ---------      ---------     ---------     ---------      ---------

Balance, April 30, 2010                          2,200,000      $   2,200     $  47,800     $ (24,860)     $  25,140
                                                 =========      =========     =========     =========      =========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   For the
                                                                                                 Period from
                                                                                                 June 5, 2008
                                                           Three Months       Three Months        (inception)
                                                              Ended              Ended             through
                                                             April 30,          April 30,          April 30,
                                                               2010               2009               2010
                                                             --------           --------           --------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                                   $ (2,950)          $ (7,567)          $(24,860)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Accrued liabilities                                       (2,800)               250              4,200
                                                             --------           --------           --------
           Net cash used in operating activities               (5,750)            (7,317)           (20,660)
                                                             --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of software                                             --            (15,000)           (15,000)
                                                             --------           --------           --------
           Net cash used in investing activities                   --            (15,000)           (15,000)
                                                             --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment from stockholder                                         --                 --                500
  Proceeds from issuance of common stock                           --                 --             50,000
                                                             --------           --------           --------

Cash from financing activities                                     --                 --             50,500
                                                             --------           --------           --------

Net change in cash                                             (5,750)           (22,317)            14,840
Cash, beginning of the period                                  20,590             50,000                 --
                                                             --------           --------           --------

Cash, end of the period                                      $ 14,840           $ 27,683           $ 14,840
                                                             ========           ========           ========
Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --           $     --
                                                             ========           ========           ========

  Cash paid for interest                                     $     --           $     --           $     --
                                                             ========           ========           ========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)
                             April 30, 2010 and 2009

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS

Online Tele-Solutions, Inc. (a development stage company) ("Online Tele-Solutions" or the "Company") was incorporated under the laws of the State of Nevada on June 5, 2008. . Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company's activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has generated no revenues since inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended January 31, 2010 and notes thereto contained in the information filed as part of the Company's Registration Statement on Form S-1, which was declared effective on June 10, 2010.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's exploration stage activities.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

FISCAL YEAR END

The Company elected January 31 as its fiscal year ending date.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3   Pricing   inputs  that  are  generally   observable   inputs  and  not
          corroborated by market data.

The carrying amounts of the Company's financial assets and liabilities, such as cash and accounts payable, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at April 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended April 30, 2010 or 2009.

INCOME TAXES

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.
Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of
Section 740-10-25.

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of April 30, 2010 or 2009.

COMMITMENTS AND CONTINGENCIES

The  Company  follows   subtopic   450-20  of  the  FASB  Accounting   Standards
Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

CASH FLOWS REPORTING

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 "EQUITY TOPIC 505 - ACCOUNTING FOR DISTRIBUTIONS TO SHAREHOLDERS WITH COMPONENTS OF STOCK AND CASH", which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share ("EPS")). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 "CONSOLIDATION TOPIC 810 - ACCOUNTING AND REPORTING FOR DECREASES IN OWNERSHIP OF A SUBSIDIARY - A SCOPE CLARIFICATION", which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

     1.   A  subsidiary  or group of  assets  that is a  business  or  nonprofit activity
     2. A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
     3. An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

     1. Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
     2. Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 "FAIR VALUE MEASUREMENTS AND DISCLOSURES (TOPIC 820) IMPROVING DISCLOSURES ABOUT FAIR VALUE MEASUREMENTS", which provides amendments to Subtopic 820-10 that require new disclosures as follows:

     1. Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.
     2. Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level
          3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

     1. Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.
     2. Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from MAJOR CATEGORIES of assets to CLASSES of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 "SUBSEQUENT EVENTS (TOPIC 855) AMENDMENTS TO CERTAIN RECOGNITION AND DISCLOSURE REQUIREMENTS", which provides amendments to Subtopic 855-10 as follows:

     1. An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

     2. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.
     3. The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term REVISED FINANCIAL STATEMENTS is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles. All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 "REVENUE RECOGNITION -- MILESTONE METHOD (TOPIC 605) MILESTONE METHOD OF REVENUE RECOGNITION", which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

     1.   Be commensurate with either of the following:
          a.   The  vendor's   performance  to  achieve  the  milestone
          b. The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone
     2.   Relate solely to past performance
     3. Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

     1.   A description of the overall arrangement
     2.   A description of each milestone and related contingent consideration
     3.   A determination of whether each milestone is considered substantive
     4. The factors that the entity considered in determining whether the milestone or milestones are substantive
     5. The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

     1.   Revenue
     2.   Income before income taxes
     3.   Net income
     4.   Earnings per share
     5.   The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $24,860 at April 30, 2010, a net loss from operations of $2,950 and net cash used in operations of $5,750 for the interim period ended April 30, 2010, respectively with no revenues earned since inception.

While the Company is attempting to generate sufficient revenues, the Company's cash position may not be enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - DUE TO STOCKHOLDER

The amount due to stockholder is unsecured, non-interest bearing and is payable on demand.

NOTE 5 - STOCKHOLDERS' EQUITY

COMMON STOCK

On August 1, 2008 the Company issued 1,500,000 of its common stock at $0.01 to the company's president for $15,000.

For the period from August 1, 2008 to October 27, 2008 the company sold 700,000 shares of its common stock at $0.05 per share for $35,000 to 36 individuals.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date these financial statements were issued. The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We were incorporated in the state of Nevada on June 5, 2008. Our offices are currently located at Block 225, 02-213, Tampines St 23, Singapore 521225. Our U.S.-based telephone number is (702) 553-3026. Our website, which is currently being developed, is www.online-tele-solutions.com. The information that is or will be contained on our website does not form a part of this quarterly report.

We are a development-stage company that has not generated any revenue and has had limited operations to date. From June 5, 2008 (inception) to April 30, 2010, we have incurred accumulated net losses of $24,860. As of April 30, 2010, we had total assets of $29,840, and total liabilities of $4,700, respectively. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

We intend to develop and offer Internet-based hosted call center services for small-to-medium- sized companies, or companies with between 10 - 500 employees, that are seeking to establish their own internal support and telemarketing divisions. We intend to provide call-center software to our customers which will enable them to handle outbound calls, inbound calls and a combination of both from their own locations. We intend to host our customers' calling data on our servers, so that our customers can access the functionality of our software via a web browser such as Internet Explorer. We expect our product will blend together features of Voice over Internet Protocol ("VoIP") technology and customer relationship management ("CRM") software. To date, we have secured office space, taken steps to retain a transfer agent, and have been in contact with professional advisors regarding legal compliance, accounting disclosure statements and financial reporting. We also have begun our planning for developing a website and searching for a contractor to develop that website. We intend to launch our "information only" web site in calendar year 2011.

During the 12-month period following the date of this quarterly report, we intend to focus on product development and execution of the initial stage of our marketing efforts. We do not expect to earn any sales revenue during this initial 12-month period of operations. We anticipate that our revenue will come from two primary sources: first, from direct sales to small and medium business owners that subscribe to our online call center services and, second, from our network of resellers. We anticipate that our operations will begin to generate revenue approximately 12 to 24 months following the date of this quarterly report.

We can offer no assurance that we will be successful in developing and offering our products and services. Any number of factors may impact our ability to develop our products and services, including our ability to obtain financing if and when necessary; the availability of skilled personnel; market acceptance of our products, if and when such are developed; and our ability to gain market share. Our business will fail if we cannot successfully implement our business plan or if we cannot develop or successfully market our products and services.

PLAN OF OPERATION

We intend to provide online hosted call center services for small- and medium-sized companies, which is described further below.

MARKET OPPORTUNITY

Many businesses are using call centers to gain visibility in the marketplace, some for direct sales and marketing, while others use call centers to resolve customer product and service inquiries. Businesses of all sizes use call centers, including Fortune 500 companies with multi-national operations, and small businesses, such as local banks, insurance companies and hospitals, use call centers for a variety of customer service, marketing and sales programs.

Most call centers have used Customer Relationship Management ("CRM") software programs like ACT! by Sage Software, one of the leading selling contact and customer management software programs, to track and record sequential contacts and discussions with customers. Initially, CRM software programs were loaded onto a personal computer as a stand-alone application. As such, a company using CRM would be required to purchase one copy for every personal computer that served as a workstation for its staff. Today, with the use of local area networks, CRM software has been adapted for simultaneous multi-users.

We believe that the Internet has become a universal delivery platform. Through the Internet existing vendors are able to refine the CRM software into an Internet-delivered service and are able to enhance that product offering by hosting it on a company's server(s) and delivering it to individual customers via the Internet. We intend to capitalize on this particular delivery method by offering a hosted call center service that borrows the style of methodology being offered by existing vendors and packaging it for the small business sector. Based on our initial research, we believe we can deliver a hosted call center solution that will be affordable in cost and equal to, and in some cases surpass, those call center solutions that are currently available in the market.

A hosted call center is a call center without in-house distribution equipment. The PBX, automated call distributor ("ACD") and related equipment are hosted by a third party. Virtual call centers, also called "hosted call centers," enable agents to work in remote locations. Calls may come in and out via regular telephone lines or voice over IP (VoIP).

We provide a hosted environment that will allow our customer to have their own call center without investing in an in-house solution. We intend to provide call-center software to our customers which will enable them the ability to handle outbound calls, inbound calls and a combination of both from their own locations. We will host their customer calling data on our servers, and our customers will be able to access the functionality of our software via a web browser such as Internet Explorer. We refer to this in this prospectus our "hosted call center" or "hosted software" solution, services or product.

We believe that many companies require a robust yet inexpensive integrated call center solution that combines best practices of CRM with VoIP in order to maintain contact with their existing customers and establish contact with prospective customers. Through our online hosted call center services, we intend to address such needs by providing a software solution for small call centers with advanced functionality that is typically available only in high-end solutions, such as CRM, VoIP and telephony-CRM integration.

Our intended customers are small call centers and businesses seeking to set-up their own call centers. Our intended customers are businesses with between 10 and 500 employees. By subscribing to our service, these businesses will use our hosted call center solution rather than deploy their own, which, we believe, in turn, will provide them with substantial economic savings as well as the opportunity to focus on their core competency. Moreover, our product/service will eliminate the need for companies seeking to establish a call center to retain the personnel to maintain their operations.

PRODUCTS AND SERVICES

Our market research has helped us better to understand the call center products currently available in the market, as well as how we can develop a product to fill the gap in the marketplace. We believe that existing online call center products appear to restrict or limit the number of advanced functions available to subscribers, choosing instead to attract subscribers with low prices rather than the quality of the product or the functions made available to each customer. Additionally, upon subscription, most existing companies that provide hosted call center services require their customers to pay additional fees for separately priced modules or functions.

As described above, we intend to provide call-center software to our customers which will enable them the ability to handle outbound calls, inbound calls and a combination of both from their own locations. We will host their customer calling data on our servers, and our customers will be able to access the functionality of our software via a web browser such as Internet Explorer. Our online hosted call center services will include the best practices of CRM, web technologies and VoIP. Our hosted call center product offering will target the needs of the small and medium sized call center operators, companies seeking to deploy their own internal call center, or individual customers. By subscribing to our service and through the use of our product, our customers will have the ability to handle outbound calls, inbound calls and a combination of both.

We can offer no assurance that we will be successful in developing and offering our products and services. Any number of factors may impact our ability to develop our products and services, including our ability to obtain financing if and when necessary; the availability of skilled personnel; market acceptance of our products, if they are developed; and our ability to gain market share. Our business will fail if we cannot successfully implement our business plan or if we cannot develop or successfully market our products and services.

REGISTRATION PROCESS

Upon visiting our web site, customers will find general information about our Company and about the products and services we provide. Interested parties will be able to register with us at no cost and upon registration, each subscriber will receive email updates, a quarterly newsletter which we plan to produce once our business is operational and other pertinent announcements that may be disseminated to customers and potential customers.

We intend for the online registration process to collect contact information about the subscriber. We anticipate that this data will be converted to form part of the subscriber's private section on our web site. A survey will also be conducted wherein each subscriber will be requested to share his, her or its objectives or reasons for interest in our product. Collecting and reviewing this type of information will assist our staff in future discussions with the subscriber and will further assist us in our product development.

SUBSCRIBER PORTAL

Our plans anticipate that once the registration process is complete, each subscriber will be directed to the "Subscriber Portal." The Subscriber Portal will be a dedicated web page created for each subscriber that registers with us. Each subscriber that chooses to register for our services will be able to access our product and service immediately upon payment through the Subscriber Portal. The Subscriber Portal will be developed around a CRM platform that provides each customer with an easy-to-use web interface. Information about the qualitative and quantitative nature of customer contacts will be managed from a single user's interface.

Our product will be developed in modular fashion, or will be developed as separate functional modules rather than one program, and then linked together so as to offer an integrated solution for our customers. We believe that developing our software this way will provide greater flexibility for future development and customization of the software. It will also enable us to provide the users of the software with the ability to add and drop functions, and customize the software for their use.

Each customer will also be given the ability to customize the feel and look of the Subscriber Portal. In addition, each customer will be able to add and delete functions from his, her or its Subscriber Portal. This function is intended to simplify the interface for those customers who do not need the full functionality of our product.

ACCESS LEVELS

Customers will have multiple access levels to the Subscriber Portal, one for the subscribing company's general use (the Company Access), one for the company's managers and one for each user at the Company.

COMPANY ACCESS - We will provide a subscribing company with general access which will permit the subscribing company to manage, add, edit and suspend Manager and User Accesses.

MANAGER ACCESS - Those with Manager Access will be able to add, edit and suspend the access of particular Users assigned to such Manager. Managers are also able to access active conversation between users and are given the ability to join active conversations between users, as well as give instruction to support staff. Moreover, Managers are able to record calls, whether randomly or all calls for specific operators as well as review the calls and the records of certain operators.

USERS ACCESS -This is the interface that each user will use to access customer records needed to support a customer or a process.

ADMINISTRATIVE PORTAL

The Administrative Portal section of the web site is for our Company's use through which we will be able to handle the back office functions of working with our customers. The Administrative Portal will be password protected and will feature high level encryption in order to prevent unauthorized access. Our officer and employees will be able to monitor web site activity, activate and revoke password access as deemed necessary and produce monthly, quarterly and annual reports as needed through the Administrative Portal.

PRODUCT DEVELOPMENT TIMELINE

EARLY STAGE DEVELOPMENT - We plan to launch an "INFORMATION ONLY" web site early in calendar 2010. By doing so we hope we will be able to begin building interest in our Company during the development phase, and that this will encourage web site visitors to return at a later date.

HIRING OF CONTRACTOR FOR SOFTWARE DEVELOPMENT - We intend to hire an outside contractor for software development, which will entail integrating an open source telephony software program with an open source CRM program. We have identified several prospective candidates through internet searches and through our officer's and directors' personal contacts. We have selected a contractor to complete the initial database design.

DATA CENTER SELECTION - The selection of a data center which leases and collocate servers, where we will host our servers, is essential to our success. Service quality and reliability are critical to our selection process. We plan to lease two development servers during 2009 and two production servers during 2010.

EVALUATION - We intend to invest in two computers to be used as development servers. One will be used for the telephony software and the other one for the CRM software.

We will evaluate several telephony and CRM software and determine which solution best serves our needs. We will develop a requirement list that will assist us in the selection of software. The selection will be based on:

     *    Availability of needed functionality in the software;
     *    The ability to customize and add functionality to software; and
     *    The ability to integrate the telephony software to the CRM software

We anticipate that the process of evaluating telephony and CRM software will take approximately two months.

SPECIFICATIONS AND HIGH-LEVEL DESIGN - We intend to develop, with the assistance of our contractor, the detailed specifications for the product. This includes:

     *    The way the telephony and CRM software interact with each other;
     *    Adapting the CRM and VoIP  softwares to work in a hosted  environment;
          and
     * Developing the graphical interfaces for the user as well as the back office administrative area

It is anticipated that this process will take approximately one and a half months.

INSTALLATION AND INTEGRATION - During this phase, our contractor will install the telephony and CRM software and commence the integration of the two in order to determine whether each component works seamlessly with the other. It is during this phase that it is determined whether our telephony system will accurately be able to detect the phone number of a customer service representative upon receipt of a call and whether such information is accurate and effectively passed into the CRM software. Upon receipt by the CRM software of the required information, our system will cross reference it with the database and load the customer's information to the customer service representative computer.

It is anticipated that the Installation and Integration phase will take approximately two months.

CUSTOMIZATION OF CUSTOMER INTERFACE(S) - During this phase, we will modify each interface to include telephony specific functions such as answering a call, making a call, recording a call, measuring the length of the call and the like, as required by each customer. We expect this phase to take approximately three months of development.

DEVELOPMENT OF RESELLER INTERFACE - We will develop a Reseller Interface which will enable each reseller to review the number of sales made, the commission earned by each reseller, commission paid to each reseller and the commission he is owed by our Company. We expect that we will spend three weeks on the development of the reseller interface.

INTEGRATION OF THE SOLUTION TO OUR WEB SITE - Our outside contractor will be responsible for the integration of the product into our web site. The integration process is intended to enable our customers to register for service from our web site and further permit agents to login to their accounts from our site. Our site will also include a free demonstration which potential customers can subscribe to. We expect that this process will take approximately one month.

DEVELOPMENT OF TRAINING MATERIAL - Our officer, with the assistance of our contractor, will be responsible for the development of the necessary training materials and Frequently Asked Questions for future customers' use. The training material will be available on our web site.

BETA TRIAL - We intend to conduct a Beta trial with a select group of resellers and customers prior to the formal launch of our product. The feedback of the trial will be used to affect future modifications and enhancement to our initial system. We expect that the Beta test period will last approximately three weeks and any necessary corrections or improvements to our system based on the Beta trial will take another three weeks. Non-critical feedback will be incorporated into the development schedule for our second year of operations.

We plan to use industry-standard, 128-bit encryption for all web pages delivered to our customers, and to encrypt our customers' data on our system in order to secure their information.

FEES AND PAYMENT METHOD

For our product and services, we intend to charge a $1,000 one-time set-up fee per customer. We will then charge a flat fee of $100 per user at the company, per month. We plan to generate additional revenue from providing services for inbound and outbound calls. We will charge $0.02 for outgoing minutes and $0.016 for incoming minutes.

We will initially block outgoing calls to regions outside of Canada and United States. Calls coming in from regions other than the United States and Canada will not be similarly restricted. We intend to unblock outgoing international calls upon developing a pre-paid solution through which our customers will be able to make international calls as long as they have a positive balance in their account with us; and implementing processes to minimize the impact of fraudulent calls. Since call centers primarily serve a regional or national service area, we do not believe that blocking calls to regions outside the United States and Canada will impact the success or our business or our ability to gain customers and create revenues.

Variable telephony charges will depend on the number of minutes used.

We plan to use the internationally recognized PayPal.com system (http://www.paypal.com/) for all financial transactions. PayPal is a credit card merchant and a financial services company that accepts and clears all customer credit card payments on behalf of participating merchants, such as our company. We intend to use PayPal because it does not require a long-term commitment.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009

REVENUES

We had no revenues for the period from June 5, 2008 (date of inception) through April 30, 2010.

EXPENSES

Our expenses for the three months ended April 30, 2010 and 2009 were $2,950 and $7,567. Our expenses since our inception were $24,860. These expenses were comprised primarily of general and administrative, and legal and accounting expenses.

NET INCOME (LOSS)

Our net loss for the three months ended April 30, 2010 and 2009 was $2,950 and $7,567. During the period from June 5, 2008 (date of inception) through April 30, 2010, we incurred a net loss of $24,860. This loss consisted primarily of administrative expenses and professional fees. Since inception, we have sold 2,200,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of April 30, 2010, reflects assets of $29,840. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

GOING CONCERN CONSIDERATION

The financial statements contained herein for the fiscal quarter ended April 30, 2010, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There is a significant risk that we will be unable to continue as a going concern.

Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     None.

ITEM 4. CONTROLS AND PROCEDURES.

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of April 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in our S-1 filed on October 29, 2009, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS.

Exhibit No.                             Description
-----------                             -----------
 3.1 Articles of Incorporation. (Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on October 29, 2009, and incorporated herein by reference.)
 3.2 Bylaws. (Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on October 29, 2009, and incorporated herein by reference.)
31 Certification of Mario Jakiri Tolentino, Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(a).
32 Certification of Mario Jakiri Tolentino, Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ONLINE TELE-SOLUTIONS, INC.


                                   By: /s/ Mario Jakiri Tolentino
                                       -----------------------------------------
                                       Mario Jakiri  Tolentino,
                                       President, Treasurer and Director
                                       Principal Executive and Financial Officer

Dated September 14, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


Signatures                                     Title                          Date
----------                                     -----                          ----

/s/ Mario Jakiri Tolentino          President, Treasurer and Director         September 14, 2010
--------------------------------
Mario Jakiri Tolentino