Form 10-Q
period 2010-07-31
Online Tele-Solutions, Inc.
filed 2010-09-14
CIK 1475065

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal quarter ended July 31, 2010

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

       Registrant's telephone number, including area code: (702) 553-3026

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

The issuer had 2,200,000 shares of its common stock issued and outstanding as of September 7, 2010.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
         PART I
ITEM 1.  Financial Statements                                                  5
ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            15
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk           22
ITEM 4.  Controls and Procedures                                              23

         PART II
ITEM 1.  Legal Proceedings                                                    23
ITEM 1A. Risk Factors                                                         23
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds          23
ITEM 3.  Defaults upon Senior Securities                                      23
ITEM 4.  (REMOVED AND RESERVED)                                               24
ITEM 5.  Other Information                                                    24
ITEM 6.  Exhibits                                                             24

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                         July 31,          January 31,
                                                                           2010               2010
                                                                         --------           --------
                                                                        (Unaudited)
ASSETS

Current asset
  Cash                                                                   $ 11,014           $ 20,590

Deposit                                                                    15,000             15,000
                                                                         --------           --------

      Total assets                                                       $ 26,014           $ 35,590
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                       $  6,837           $  7,000
  Due to stockholder                                                          500                500
                                                                         --------           --------

      Total liabilities                                                     7,337              7,500
                                                                         --------           --------

Stockholders' equity
  Common stock: $0.001 par value; 50,000,000 shares authorized;
   2,200,000 shares issued and outstanding                                  2,200              2,200
  Additional paid-in capital                                               47,800             47,800
  Deficit accumulated during the development stage                        (31,323)           (21,910)
                                                                         --------           --------

      Total stockholders' equity                                           18,677             28,090
                                                                         --------           --------

      Total liabilities and stockholders' equity                         $ 26,014           $ 35,590
                                                                         ========           ========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                        For the
                                                                                                      Period from
                                                                                                      June 5, 2008
                                          Three Months    Three Months   Six Months     Six Months    (Inception)
                                             Ended           Ended         Ended          Ended         through
                                            July 31,        July 31,      July 31,       July 31,       July 31,
                                              2010            2009          2010           2009           2010
                                           ----------      ----------    ----------     ----------     ----------
REVENUE                                    $       --      $       --    $       --     $       --     $       --
                                           ----------      ----------    ----------     ----------     ----------
OPERATING EXPENSES
  Professional fees                             4,391           8,199         7,341         15,480         25,322
  General and administrative                    2,072              --         2,072            286          6,001
                                           ----------      ----------    ----------     ----------     ----------

Loss before income taxes                       (6,463)         (8,199)       (9,413)       (15,766)       (31,323)

Provision for income taxes                         --              --            --             --             --
                                           ----------      ----------    ----------     ----------     ----------

Net loss                                   $   (6,463)     $   (8,199)   $   (9,413)    $  (15,766)    $  (31,323)
                                           ==========      ==========    ==========     ==========     ==========

Net loss per common share -
 basic and diluted                         $    (0.00)     $    (0.00)   $    (0.00)    $    (0.01)    $    (0.01)
                                           ==========      ==========    ==========     ==========     ==========

Weighted Average Number of Common
 Shares Outstanding - basic and diluted     2,200,000       2,200,000     2,200,000      2,200,000      2,170,529
                                           ==========      ==========    ==========     ==========     ==========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                            Deficit
                                                                                          Accumulated
                                                                             Additional    During the      Total
                                                        Common Stock          Paid in     Development   Stockholders'
                                                     Shares      Amount       Capital        Stage        Equity
                                                     ------      ------       -------        -----        ------
Inception, June 5, 2008                                  --     $    --      $     --      $      --     $     --

Shares issued to founder for cash on
 August 1, 2008 at $0.01 per share                1,500,000       1,500        13,500                      15,000

Shares issued from August 1, 2008 through
 October 27, 2008 for cash at $0.05 per share       700,000         700        34,300                      35,000

Net loss                                                                                      (3,500)      (3,500)
                                                 ----------     -------      --------      ---------     --------

Balance, January 31, 2009                         2,200,000       2,200        47,800         (4,500)      45,500

Net loss                                                                                     (17,410)     (17,410)
                                                 ----------     -------      --------      ---------     --------

Balance, January 31, 2010                         2,200,000       2,200        47,800        (21,910)      28,090

Net loss                                                                                      (9,413)      (9,413)
                                                 ----------     -------      --------      ---------     --------

Balance, July 31, 2010                            2,200,000     $ 2,200      $ 47,800      $ (31,323)    $ 18,677
                                                 ==========     =======      ========      =========     ========


               See accompanying notes to the financial statements

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   For the
                                                                                                 Period from
                                                                                                June 5, 2008
                                                            Six Months         Six Months        (inception)
                                                              Ended              Ended             through
                                                             July 31,           July 31,           July 31,
                                                               2010               2009               2010
                                                             --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $ (9,413)          $(15,766)          $(31,323)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Accrued liabilities                                         (163)             2,500              6,837
                                                             --------           --------           --------

Net cash used in operating activities                          (9,576)           (13,266)           (24,486)
                                                             --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Deposit on software purchase                                     --            (15,000)           (15,000)
                                                             --------           --------           --------

Net cash used in investing activities                              --            (15,000)           (15,000)
                                                             --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment from stockholder                                         --                 --                500
  Proceeds from issuance of common stock                           --                 --             50,000
                                                             --------           --------           --------

Cash flows from financing activities                               --                 --             50,500
                                                             --------           --------           --------

Net change in cash                                             (9,576)           (28,266)            11,014
                                                             --------           --------           --------

Cash, beginning of the period                                  20,590             50,000                 --
                                                             --------           --------           --------

Cash, end of the period                                      $ 11,014           $ 21,734           $ 11,014
                                                             ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $     --           $     --           $     --
                                                             ========           ========           ========

  Cash paid for interest                                     $     --           $     --           $     --
                                                             ========           ========           ========


               See accompanying notes to the financial statements

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)
                             July 31, 2010 and 2009

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended January 31, 2010 and notes thereto contained in the information filed as part of the Company's Registration Statement on Form S-1, which was declared effective on June 10, 2010.

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

FISCAL YEAR END

The Company elected January 31 as its fiscal year end.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at July 31, 2010 or 2009, nor are gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended July 31, 2010 or 2009.

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

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2010 or 2009.

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

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 "SUBSEQUENT EVENTS (TOPIC 855) AMENDMENTS TO CERTAIN RECOGNITION AND DISCLOSURE REQUIREMENTS", which provides amendments to Subtopic 855-10 as follows:

     1. An entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $31,323 at July 31, 2010, a net loss from operations of $9,413 and net cash used in operations of $9,576 for the interim period ended July 31, 2010, respectively with no revenues earned since inception.

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

For the period from August 1, 2008 through October 27, 2008 the Company sold 700,000 shares of its common stock at $0.05 per share for $35,000 to 36 individuals.

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

We are a development-stage company that has not generated any revenue and has had limited operations to date. From June 5, 2008 (inception) to July 31, 2010, we have incurred accumulated net losses of $31,323. As of July 31, 2010, we had total assets of $26,014, and total liabilities of $7,337, respectively. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

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

We will evaluate several telephony and CRM software and determine which solution best serves our needs. We will develop a requirement list that will assist us in the selection of software. The selection will be based on:

     -    Availability of needed functionality in the software;
     -    The ability to customize and add functionality to software;  and
     -    The ability to integrate the telephony software to the CRM software

We anticipate that the process of evaluating telephony and CRM software will take approximately two months.

SPECIFICATIONS AND HIGH-LEVEL DESIGN - We intend to develop, with the assistance of our contractor, the detailed specifications for the product. This includes:

     -    The way the  telephony and CRM software  interact  with each other;
     -    Adapting the CRM and VoIP  softwares to work in a hosted  environment;
          and
     - Developing the graphical interfaces for the user as well as the back office administrative area

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2010 AND 2009

REVENUES

We had no revenues for the period from June 5, 2008 (date of inception) through July 31, 2010.

EXPENSES

Our expenses for the three months ended July 31, 2010 and 2009 were $6,463 and $9,413. Our expenses for the six months ended July 31, 2010 and 2009 were $9,413 and $15,766. Our expenses since our inception were $31,323. These expenses were comprised primarily of general and administrative, and legal and accounting expenses.

NET INCOME (LOSS)

Our net loss for the three months ended July 31, 2010 and 2009 was $6,463 and $9,413. Our net loss for the six months ended July 31, 2010 and 2009 was $9,413 and $15,766. During the period from June 5, 2008 (date of inception) through July 31, 2010, we incurred a net loss of $31,323. This loss consisted primarily of administrative expenses and professional fees. Since inception, we have sold 2,200,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of July 31, 2010, reflects assets of $26,014. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

The financial statements contained herein for the fiscal quarter ended July 31, 2010, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There is a significant risk that we will be unable to continue as a going concern.

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

As of July 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in our S-1 filed on October 29, 2009, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No                            Description
----------                            -----------

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

Dated September 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

          Signatures                               Title                              Date
          ----------                               -----                              ----


/s/ Mario Jakiri Tolentino
--------------------------------      President, Treasurer and Director         September 13, 2010
Mario Jakiri Tolentino
