Form 10-Q
period 2010-10-31
Online Tele-Solutions, Inc.
filed 2010-12-15
CIK 1475065

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the fiscal quarter ended October 31, 2010

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

Large  accelerated  filer [ ]                      Accelerated  filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

The issuer had 2,200,000 shares of its common stock issued and outstanding as of December 15, 2010.

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

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
          PART I

ITEM 1.   Financial Statements                                                5

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          16

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk         23

ITEM 4.   Controls and Procedures                                            24

          PART II

ITEM 1.   Legal Proceedings                                                  24

ITEM 1A.  Risk Factors                                                       24

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds        24

ITEM 3.   Defaults upon Senior Securities                                    24

ITEM 4.   (REMOVED AND RESERVED)                                             25

ITEM 5.   Other Information                                                  25

ITEM 6.   Exhibits                                                           25

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                        October 31,        January 31,
                                                                           2010               2010
                                                                         --------           --------
                                                                        (Unaudited)
ASSETS

Current asset
  Cash                                                                   $    285           $ 20,590
  Prepaid expenses                                                          3,200                 --
                                                                         --------           --------
Total Current Assets                                                        3,485             20,590

Deposit                                                                    15,000             15,000
                                                                         --------           --------

      Total assets                                                       $ 18,485           $ 35,590
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                       $  2,200           $  7,000
  Due to stockholder                                                          500                500
                                                                         --------           --------
      Total liabilities                                                     2,700              7,500
                                                                         --------           --------
Stockholders' equity
  Common stock: $0.001 par value; 50,000,000 shares authorized;
   2,200,000 shares issued and outstanding                                  2,200              2,200
  Additional paid-in capital                                               47,800             47,800
  Deficit accumulated during the development stage                        (34,215)           (21,910)
                                                                         --------           --------
Total stockholders' equity                                                 15,785             28,090
                                                                         --------           --------

      Total liabilities and stockholders' equity                         $ 18,485           $ 35,590
                                                                         ========           ========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                 For the
                                                                                               Period from
                                                                                               June 5, 2008
                               Three Months    Three Months     Nine Months     Nine Months    (Inception)
                                  Ended           Ended           Ended           Ended          through
                                October 31,     October 31,     October 31,     October 31,     October 31,
                                   2010            2009            2010            2009            2010
                                ----------      ----------      ----------      ----------      ----------
REVENUE                         $       --      $       --      $       --      $       --      $       --
                                ----------      ----------      ----------      ----------      ----------
OPERATING EXPENSES
  Professional fees                  1,000             500           8,341          13,480          26,322
  General and administrative         1,892           1,245           3,964           3,030           7,893
                                ----------      ----------      ----------      ----------      ----------

Loss before income taxes            (2,892)         (1,745)        (12,305)        (16,510)        (34,215)

Provision for income taxes              --              --              --              --              --
                                ----------      ----------      ----------      ----------      ----------

Net loss                        $   (2,892)     $   (1,745)     $  (12,305)     $  (16,510)     $  (34,215)
                                ==========      ==========      ==========      ==========      ==========

Net loss per common share -
 basic and diluted              $    (0.00)     $    (0.00)     $    (0.00)     $    (0.01)
                                ==========      ==========      ==========      ==========
Weighted Average Number of
 Common Shares Outstanding -
 basic and diluted               2,200,000       2,200,000       2,200,000       2,200,000
                                ==========      ==========      ==========      ==========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                             Deficit
                                                                                            Accumulated
                                                       Common Stock           Additional    During the      Total
                                                   ---------------------       Paid in      Development  Stockholders'
                                                   Shares         Amount       Capital        Stage         Equity
                                                   ------         ------       -------        -----         ------
Inception, June 5, 2008                                 --      $      --     $      --     $      --      $      --

Shares issued to founder for cash on
 August 1, 2008 at $0.01 per share               1,500,000          1,500        13,500                       15,000

Shares issued from August 1, 2008 through
 October 27, 2008 for cash at $0.05 per share      700,000            700        34,300                       35,000

Net loss                                                                                       (3,500)        (3,500)
                                                 ---------      ---------     ---------     ---------      ---------
Balance, January 31, 2009                        2,200,000          2,200        47,800        (4,500)        45,500

Net loss                                                                                      (17,410)       (17,410)
                                                 ---------      ---------     ---------     ---------      ---------
Balance, January 31, 2010                        2,200,000          2,200        47,800       (21,910)        28,090

Net loss                                                                                      (12,305)       (12,305)
                                                 ---------      ---------     ---------     ---------      ---------

Balance, October 31, 2010                        2,200,000      $   2,200     $  47,800     $ (34,215)     $  15,785
                                                 =========      =========     =========     =========      =========


               See accompanying notes to the financial statements

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             For the
                                                                                           Period from
                                                                                           June 5, 2008
                                                      Nine Months        Nine Months       (Inception)
                                                        Ended              Ended             through
                                                      October 31,        October 31,        October 31,
                                                         2010               2009               2010
                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(12,305)          $(16,510)          $(34,215)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Prepaid expenses                                    (3,200)                --             (3,200)
     Accrued liabilities                                 (4,800)             3,244              2,200
                                                       --------           --------           --------
Net cash used in operating activities                   (20,305)           (13,266)           (35,215)
                                                       --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Deposit on software purchase                               --            (15,000)           (15,000)
                                                       --------           --------           --------
Net cash used in investing activities                        --            (15,000)           (15,000)
                                                       --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment from stockholder                                   --                 --                500
  Proceeds from issuance of common stock                     --                 --             50,000
                                                       --------           --------           --------
Cash flows from financing activities                         --                 --             50,500
                                                       --------           --------           --------

Net change in cash                                      (20,305)           (28,266)               285

Cash, beginning of the period                            20,590             50,000                 --
                                                       --------           --------           --------

Cash, end of the period                                $    285           $ 21,734           $    285
                                                       ========           ========           ========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                           $     --           $     --           $     --
                                                       ========           ========           ========
  Cash paid for interest                               $     --           $     --           $     --
                                                       ========           ========           ========


               See accompanying notes to the financial statements

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)
                            October 31, 2010 and 2009

                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, and accounts payable, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at October 31, 2010 or 2009, nor are gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended October 31, 2010 or 2009.

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

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of October 31, 2010 or 2009.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $34,215 at October 31, 2010, a net loss from operations of $12,305 and net cash used in operations activities of $20,035 for the interim period then ended, respectively with no revenues earned since inception.

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

NOTE 5 - STOCKHOLDERS' EQUITY

COMMON STOCK

On August 1, 2008 the Company issued 1,500,000 of its common stock at $0.01 to the Company's president and director for $15,000.

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

We are a development-stage company that has not generated any revenue and has had limited operations to date. From June 5, 2008 (inception) to October 31, 2010, we have incurred accumulated net losses of $35,214. As of October 31, 2010, we had total assets of $18,486, and total liabilities of $5,201, respectively. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

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

PRODUCT DEVELOPMENT TIMELINE

EARLY STAGE DEVELOPMENT - We plan to launch an "INFORMATION ONLY" web site early in calendar 2011. By doing so we hope we will be able to begin building interest in our Company during the development phase, and that this will encourage web site visitors to return at a later date.

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

DATA CENTER SELECTION - The selection of a data center which leases and collocate servers, where we will host our servers, is essential to our success. Service quality and reliability are critical to our selection process. We plan to lease two development servers during 2011 and two production servers during 2011.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2010 AND 2009

REVENUES

We had no revenues for the period from June 5, 2008 (date of inception) through October 31, 2010.

EXPENSES

Our expenses for the three months ended October 31, 2010 and 2009 were $2,892 and $1,745. Our expenses for the nine months ended October 31, 2010 and 2009 were $12,305 and $16,510. Our expenses since our inception were $36,715. These expenses were comprised primarily of general and administrative, and legal and accounting expenses.

NET INCOME (LOSS)

Our net loss for the three months ended October 31, 2010 and 2009 was $2,892 and $1,745. Our net loss for the nine months ended October 31, 2010 and 2009 was $12,305 and $16,510. During the period from June 5, 2008 (date of inception) through October 31, 2010, we incurred a net loss of $36,715. This loss consisted primarily of administrative expenses and professional fees. Since inception, we have sold 2,200,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of October 31, 2010, reflects assets of $18,485. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

The financial statements contained herein for the fiscal quarter ended October 31, 2010, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There is a significant risk that we will be unable to continue as a going concern.

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

As of October 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Dated December 15, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


Signatures                                     Title                            Date
----------                                     -----                            ----

/s/ Mario Jakiri Tolentino          President, Treasurer and Director      December 15, 2010
--------------------------------
Mario Jakiri Tolentino