Form 10-K
period 2011-01-31
Online Tele-Solutions, Inc.
filed 2011-05-16
CIK 1475065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended January 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to____________.

                        Commission file number 333-159607


                           ONLINE TELE-SOLUTIONS INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                              98-0583175
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

Block 225, 02-213, Tampines St. 23, Singapore                      521225
  (Address of principal executive offices)                       (Zip Code)

                                 (702) 553-3026
              (Registrant's telephone number, including area code)

              Securities registered under Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                                N/A

              Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of July 31, 2010 was approximately $35,000 based upon 700,000 shares held by non-affiliates and a closing market price of $0.05 per share on the last day of the registrant's most recently completed second fiscal quarter.

As of May 16, 2011, there were 2,200,000 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

                              AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.      Business                                                          4
ITEM 1A      Risk Factors                                                     11
ITEM 2.      Properties                                                       16
ITEM 3.      Legal Proceedings                                                16
ITEM 4.      Submission of Matters to a Vote of Security Holders              16

                                   PART II

ITEM 5.      Market for the Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities               17
ITEM 6.      Selected Financial Data                                          17
ITEM 7.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       18
ITEM 8.      Financial Statements and Supplementary Data                      22
ITEM 9.      Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        34
ITEM 9A.     Controls and Procedures                                          34
ITEM 9B.     Other Information                                                35

                                  PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance           35
ITEM 11.     Executive Compensation                                           36
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 38
ITEM 13.     Certain Relationships and Related Transactions, and Director
              Independence                                                    39
ITEM 14.     Principal Accountant Fees and Services                           39
ITEM 15.     Exhibits Financial Statement Schedules                           39

Signatures                                                                    40

                                     PART I

FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

     * the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;

     * risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;

     * risks related to the failure to successfully manage or achieve growth of a new business opportunity; and

     *    other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we," "us," "our" and "Online Tele" mean Online Tele-Solutions Inc., unless otherwise indicated.

ITEM 1. BUSINESS

GENERAL

We were incorporated in the state of Nevada on June 5, 2008. Our offices are currently located at Block 225, 02-213, Tampines St 23, Singapore 521225. Our U.S.-based telephone number is (702) 553-3026. Our website, which is currently being developed, is www.online-tele-solutions.com.

We intend to develop and offer Internet-based hosted call center services for small to medium sized companies, or companies with between 10 - 500 employees, that are seeking to establish their own internal support and telemarketing divisions. We intend to provide call-center software to our customers which will enable them to handle outbound calls, inbound calls and a combination of both from their own locations. We will host their customer calling data on our servers, and our customers will be able to access the functionality of our software via a web browser such as Internet Explorer. Our product will blend together features of Voice over Internet Protocol ("VoIP") technology and customer relationship management ("CRM") software. To date, we have secured office space, taken steps to retain a transfer agent, and have been in contact with professional advisors regarding legal compliance, accounting disclosure statements and financial reporting. We have also begun developing a website and have engaged a contractor to develop our software. We intend to launch our "information only" web site during the third quarter of the fiscal year ended January 31, 2012.

MARKET OPPORTUNITY

Many businesses are using international call centers to gain visibility in the marketplace, some for direct sales and marketing, while others use call centers to resolve customer product and service inquiries. Businesses of all sizes use call centers, including Fortune 500 companies with multi-national operations, and small businesses, such as local banks, insurance companies and hospitals, use call centers for a variety of customer service, marketing and sales programs.

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

Our intended customers are small call centers and businesses seeking to set-up their own call centers. Our intended customers are businesses with between 10 and 500 employees, particularly the lower and middle range of this market, or companies with fewer than 200 employees. By subscribing to our service, these businesses will use our hosted call center solution rather than deploy their own, which, we believe, in turn, will provide them with substantial economic savings as well as the opportunity to focus on their core competency. Moreover, our product/service will eliminate the need for companies seeking to establish a call center to retain the personnel to maintain their operations.

OUR PRODUCTS AND SERVICES

Our research has helped us better to understand the call center products currently available in the market, as well as how we can develop a product to fill the gap in the marketplace. We believe that existing online call center products appear to restrict or limit the number of advanced functions available to subscribers, choosing instead to attract subscribers with low prices rather than the quality of the product or the functions made available to each customer. Additionally, upon subscription, most existing companies that provide hosted call center services require their customers to pay additional fees for separately priced modules or functions.

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

Our product will be developed in modular fashion, which means it will be developed as separate functional modules rather than one program, and then linked together so as to offer an integrated solution for our customers. We believe that developing our software this way will provide greater flexibility for future development and customization of the software. It will also enable us to provide the users of the software with the ability to add and drop functions, and customize the software for their use.

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

     Users Access -      This is the interface that each user will use to access
                         customer records needed to support a customer or a process.

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

PRODUCT DEVELOPMENT

EARLY STAGE DEVELOPMENT - We are currently building our website and to date have completed approximately 90% of its development. We plan to launch an "INFORMATION ONLY" web site during the third quarter of the fiscal year ended January 31, 2012. By doing so our plan is to be able to begin building interest in our Company during the development phase, and that this will encourage web site visitors to return at a later date.

HIRING OF CONTRACTOR FOR SOFTWARE DEVELOPMENT - We have hired an outside contractor for software development, which will entail integrating an open source telephony software program with an open source CRM program. We expect the initial work, which includes completion of our "information only" website and initial database design, will be completed within approximately during the third quarter of our fiscal year ended January 31, 2012. We expect the balance of the project, which includes the continued development of our software, will be completed during the first quarter of our fiscal year ended January 31, 2013. We will require additional funding in order to complete plans beyond our initial budget for developmental expenses.

DATA CENTER SELECTION - The selection of a data center which leases and collocate servers, where we will host our servers, is essential to our success. Service quality and reliability are critical to our selection process. We intend to commence these leases immediately after the software development phase is complete. We plan to commence leases for two development servers during the fourth quarter of fiscal 2012 or the first quarter of fiscal 2013, and lease two production servers during the second or third quarters of fiscal 2013.

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

SPECIFICATIONS AND HIGH-LEVEL DESIGN - - We intend to develop, with the assistance of our contractor, the detailed specifications for the product. This includes:

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

DEVELOPMENT OF RESELLER INTERFACE - - We will develop a Reseller Interface which will enable each reseller to review the number of sales made, the commission earned by each reseller, commission paid to each reseller and the commission he is owed by our Company. We expect that we will spend three weeks on the development of the reseller interface.

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

MARKETING & SALES STRATEGY

Our marketing strategy will be focused on developing a network of resellers and building our brand name. We plan to use a number of marketing tactics to develop brand name.

Our directors have used and will continue to use their own network of personal contacts in the small and medium business sector in order to generate business for us. This included direct telephone contact, email correspondence and email newsletters. To date, our initial contacts have generated limited interest in our Company, but no sales have developed as a result of their initial marketing efforts. Additionally, we intend to use online demonstrations as a marketing tool once we have arranged sufficient contacts in the judgment of our officers and directors.

As part of our growth strategy, we plan to identify, recruit and develop a network of resellers that are already working with small business owners. At that same time, we intend to sell directly to end users through our web site. Our goal is to shift the sales and marketing operations to our reseller community over a period of several years. To date, we have not yet identified any resellers. We intend to begin developing our network of resellers when we complete our beta website.

Our research has led us to conclude that an effective component of a marketing strategy to identify business owners is through their professional advisors. We plan to promote our products and services to information technology services firms with online email campaigns, testimonials in online advertising pieces and articles submitted to national and regional chapters about trends in small and medium size businesses. We intend to begin examining other marketing and promotional activities such as attending business trade shows to gain brand name exposure and attract more customers after we have established and implemented our initial marketing strategy and have had an opportunity to evaluate their success.

We also expect to attract customers through our web site. Once a potential reseller has subscribed with us, we intend to initiate contact with the reseller through one-on-one and group telephone discussions. During that time we will have an opportunity to learn more about the reseller's business and how he, she or it engages small and medium business owners, the type of services he, she or it offers and how our product offering fits into what the reseller does. We also intend to conduct online training and orientation sessions.

We also intend to use our "information only" web site as an online marketing tool. Our directors will use email to send out general information to potential subscribers and resellers and direct them to our web site for more details and to view the online demonstration.

ONLINE ADVERTISING

We intend to undertake an online advertising campaign using Google Adwords as a component of our marketing strategy. We have selected Google because of its status as one of the leading online search engines. The Google Adwords program will allow us the flexibility to customize the advertising campaign around our choice of keywords, length of time and frequency of insertions and the option to start and stop at times that are convenient to our schedule. We believe that using the Google Adwords will give us the maximum amount of online coverage at an affordable price and the flexibility to closely monitor the costs of the campaign. We plan to use keywords that an online web visitor may use when looking for information about hosted call centers.

We may also in the future consider publishing quarterly newsletters as an additional marketing tool. If we undertake to use this marketing device, we would distribute these newsletters to potential customers identified through uses of bulk mailing lists which we would purchase.

INDUSTRY TRADE SHOWS

Our directors will be attending industry trade shows and offering to appear as guest speakers in order to boost our brand and our offerings in the marketplace. This is an important opportunity to meet face-to-face with potential subscribers and resellers.

SEARCH ENGINE OPTIMIZATION

Another facet of our marketing plan is to work on search engine optimization. Search engines are designed to search out keywords as online users look for the information they want. Meta-tags act as keywords that reside in the hidden infrastructure of a web page and help to highlight a web page when someone is using a search engine to find information. Relevant content is also essential to obtain higher ranking. For example, by including keywords such as "CALL CENTER" on our web page, the search engines will identify our web pages as a match for the search request. The effect of this marketing tactic is to have our web page appear higher on the list of results for the online user looking for information about a call center. Our research shows that the majority of online visitors typically look at the search results in descending order. The higher up the list a search result appears, the higher the probability that the online user will click through to the web site.

SALES REVENUE

We anticipate that our revenue will come from two primary sources: first, from direct sales to small and medium business owners that subscribe to our online call center services and second, from our network of resellers.

One of our long-term goals is to educate and develop our network of resellers to be able to handle sales inquiries. We intend to actively solicit resellers during the 18 months following the date of this prospectus. We plan to have our reseller network attend routine and periodic training throughout their tenure to assure their competitiveness. To date we have not identified any resellers, although we intend to continue this approach.

Our research suggests that resellers will come from a number of business categories. We anticipate working with resellers that include information technology companies, computer system integrators, management consultants, telephone interconnect companies and others companies that are involved in selling to small and medium businesses. A large part of our sales process will be devoted to online training of resellers and helping them to market our product to end users.

Our directors have already identified a number of prospective resellers through extensive internet research for information technology ("IT") professional services companies, and plan to approach them during the product development period. We intend to target businesses through their IT providers, and accordingly intend to focus on resellers that have national and regional reach. We also plan to invite a small group to participate as Beta-test sites during the development process. We anticipate that the Beta-test sites will lead to the development of the initial members of our reseller community.

We will compensate our resellers on a commission basis, based on an agreed-upon percentage of the recurring monthly fee we will charge to our customers.

To date, we have focused on product development and executing the initial stage of the marketing effort. We have not earned any sales revenue during this time.

ACTIVITIES TO DATE

We have begun the development of our non-functional information-only website and have commenced development of our software. We have also identified a developer and management is working with them to design our database. We expect to have our non-functional information-only website operational by the end of October 2011. We have begun the full development of our software. We will commence our marketing efforts upon the development of our downloadable client software. Further, we have researched the market for computer servers and a web hosting service, and we have identified office space that we deem adequate, although no formal written agreements have been entered into.

We can offer no assurance that we will be successful in developing the hosted service, client software, or the enterprise messaging product, or that these products will be marketable if developed. Any number of factors may impact our ability to develop our products, including our ability to obtain financing if and when necessary; the availability of skilled personnel; market acceptance of our products, if they are developed; and our ability to gain market share. Our business will fail if we cannot successfully implement our business plan, develop our products or successfully market our products and capabilities.

SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

We believe there are no constraints on the sources or availability of products and supplies related to our development of our website and Internet-based business.

PATENTS, TRADEMARKS, LICENSES, FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We intend to protect our website with copyright laws. Beyond our trade name, we do not hold any other intellectual property.

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATION

We do not believe that government regulation will have a material impact on the way we conduct our business, however, any government regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business and operating results.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have not incurred any research and development costs to date.

EMPLOYEES

We have commenced only limited operations, and therefore currently have no employees other than our sole officer, who spends approximately 10 hours a week on our business. Within the next twelve months, we intend to hire a full-time employee who will act as an executive sales person and first level support. His or her responsibility will include contacting potential resellers, responding to inquiries and training new resellers and subscribers.

As our business and operations increase, we will hire full time management and administrative support personnel.

ITEM 1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected, and in the future could materially affect, actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

The securities offered hereby involve a substantial risk of loss. Prospective investors should carefully consider the risks and uncertainties described below before making an investment in our securities. The risks and uncertainties described below are those which management currently believes may significantly affect us.

                         RISKS RELATING TO OUR BUSINESS

WE ARE UNCERTAIN OF OUR ABILITY TO FUNCTION AS A GOING CONCERN, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO OPERATE IN THE FUTURE.

To date, we have completed only the initial stages of our business plan and we can provide no assurance that we will be able to generate a sufficient amount of revenue, if any, from our business in order to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are unknown. If we cannot continue as a viable entity, you may lose some or all of your investment in our common stock.

AS A COMPANY IN THE EARLY STAGE OF DEVELOPMENT WITH AN UNPROVEN BUSINESS STRATEGY, OUR LIMITED HISTORY OF OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND PROSPECTS DIFFICULT.

We were incorporated on June 5, 2008 and our business is in the development stage. To date, we have not earned any revenues. Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. Our business activities during the 24 to 36 months following the date of our prospectus will be focused on the development of our website, the development of a network of resellers and the establishment of our brand name. We may not attain profitable operations and our management may not succeed in realizing our business objectives.

OUR BUSINESS WILL FAIL IF WE ARE UNABLE TO DEVELOP AND IMPLEMENT OUR CALL CENTER SOLUTION SUCCESSFULLY.

The success of our business plan is significantly dependent on the successful development of our call center solution. However, no assurance can be given that we will be able to develop a call center solution in a timely manner or at all. Our business will fail if we can not successfully implement our business plan or successfully market our call center product, services and capabilities.

WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS PLAN OR STAY IN BUSINESS WITHOUT ADDITIONAL FUNDING.

Our ability successfully to develop our hosted call center product, to provide our services, and eventually our ability to generate operating revenues will depend on our ability to obtain the necessary financing to implement our business plan. We have raised a total of $50,000 to date through the sale of shares of our common stock. As of January 31, 2011, we had cash of approximately $126 remaining from such financing. We will require additional financing through issuance of debt and/or equity in order to expand our operations or business plan beyond that time, and such financing, if required, may not be forthcoming. As has been widely reported, global and domestic financial markets and economic conditions have been, and continue to be, disrupted and volatile due to a variety of factors, including the current weak economic conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly, even more so for smaller companies like ours. If such conditions and constraints continue, we may not be able to acquire additional funds either through credit markets or through equity markets and, even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funding in place. Failure to secured additional funding when needed will have an adverse effect on our ability to meet our obligations and remain in business.

WE EXPECT TO SUFFER LOSSES IN THE IMMEDIATE FUTURE.

Since our inception on June 5, 2008, we have incurred accumulated net losses of $52,906 and we expect to continue to incur operating losses in the immediate future. These losses will occur because we do not yet have any revenues to offset the expenses associated with the implementation of our business plan, the development of a network of resellers and the development of our website. We cannot guarantee that we will ever become successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

OUR CUSTOMERS ARE SMALL AND MEDIUM-SIZED BUSINESSES, WHICH CAN BE CHALLENGING TO COST-EFFECTIVELY REACH, ACQUIRE AND RETAIN. We plan to market and sell our application suite to small- and medium-sized businesses ("SMBs"), or companies with 10 to 500 employees. To grow our revenue, we must add new customers, sell additional services to existing customers and encourage existing customers to maintain our services. However, selling to and retaining SMBs can be more difficult than selling to and retaining large enterprises because SMB customers:

     *    are more price sensitive;
     *    are more difficult to reach with traditional marketing campaigns;
     * often have a higher turnover rate or attrition rate with respect to their customer base than larger enterprises, which can affect their ability to steadily support their business and remain in business;
     * often require higher sales, marketing and support expenditures by vendors that sell to them per revenue dollar; and
     * are more vulnerable to negative changes in the general economic environment that may disrupt continued business operations.

If we are unable to cost-effectively market and sell our service to our target customers, our ability to grow our revenue quickly and become profitable will be harmed.

IF OUR SECURITY MEASURES ARE BREACHED AND UNAUTHORIZED ACCESS IS OBTAINED TO OUR CUSTOMERS' DATA, WE MAY INCUR SIGNIFICANT LIABILITIES, OUR SERVICE MAY BE PERCEIVED AS NOT BEING SECURE AND CUSTOMERS MAY CURTAIL OR STOP USING OUR SERVICES.

The product and services we plan to offer will involve the storage of our customers' sensitive information. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our customers' data, we could incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers. If this happens, our business may suffer and our reputation will be damaged. Because techniques used to obtain unauthorized access to or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. We do not have, and are likely not to have for the foreseeable future, insurance that will adequately cover any liability to a customer under these circumstances.

WE RELY HEAVILY ON VOIP AND ANY INTERRUPTION IN SERVICE COULD AFFECT OUR ABILITY TO PROVIDE OUR SERVICE EFFECTIVELY AND EFFICIENTLY.

Our product and services will leverage on VoIP technology combined with CRM software. Any interruption or difficulties that may be experienced in our VoIP service will greatly affect our ability to effectively and efficiently provide our product and services to our customers and will directly affect our customers. In turn, our sales will suffer and our revenues will decline.

IF WE ARE UNABLE TO SELL OUR PRODUCT AND SERVICE INTO NEW MARKETS, OUR REVENUE WILL NOT GROW AS EXPECTED.

Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to introduce and sell our product and service into new markets. These new markets into which we attempt to sell our product and our service, whether new vertical markets and/or new countries or regions, may not be receptive to our offering. If we are unable to successfully sell our products and/or services into new markets, our revenue will not grow as expected.

ASSERTIONS BY A THIRD PARTY THAT WE INFRINGE ITS INTELLECTUAL PROPERTY, WHETHER SUCCESSFUL OR NOT, COULD SUBJECT US TO COSTLY AND TIME-CONSUMING LITIGATION OR EXPENSIVE LICENSES.

The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us may grow. Our technologies may not be able to withstand any third-party claims or rights against their use. Any claim alleging infringement of patents, copyrights, trademarks or trade secrets could harm our relationships with our customers, may deter future customers from purchasing our product or service, or could expose us to litigation for these claims.

We may have to pay damages or stop using technology found to be in violation of a third party's rights if a successful intellectual property claim is brought against us or a customer. We may have to seek a license for the technology we use, which may not be available on reasonable terms, if at all. If we are able to enter into such a license agreement, it may be on terms that will significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and may not be accepted by our customers and prospects.

MATERIAL DEFECTS OR ERRORS IN THE SOFTWARE WE DEVELOP COULD HARM OUR REPUTATION, MAY CAUSE US TO BECOME LIABLE TO OUR CUSTOMERS, MAY RESULT IN THE LOSS OF EXISTING CUSTOMERS, OR MAY RESULT IN A SIGNIFICANT COSTS TO US AND IMPAIR OUR ABILITY TO SELL OUR PRODUCT AND PROVIDE OUR SERVICE.

The software applications underlying our services are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. Any defects that cause interruptions to the availability of our services could result in:

     *    a reduction in sales or delay in market acceptance of our services;
     *    sales credits or refunds to our customers;
     *    loss of existing customers and difficulty in attracting new customers;
     *    diversion of development resources;
     *    harm to our reputation; and
     *    increased warranty and insurance costs.

Any errors, defects or other performance-related issues regarding the software used for our product and service may result in customers electing to terminate the purchase of our product and/or our service, or delay or withhold payment to us which may result in a significant loss for the Company. Customers may also make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or costly litigation. We do not maintain and do not expect to maintain in the foreseeable future, insurance adequately to cover these risks.

IF OUR ESTIMATES RELATED TO EXPENDITURES ARE ERRONEOUS OR INACCURATE, OUR BUSINESS WILL FAIL AND YOU COULD LOSE YOUR ENTIRE INVESTMENT.

Our success is dependent in part upon the accuracy of our management's estimates of expenditures for legal and accounting services, including those we expect to incur as a publicly reporting company, website development, and administrative expenses, which management estimated to aggregate approximately $50,000 over the first 12 months of our development phase. If such estimates are erroneous or inaccurate, or if we encounter unforeseen costs, we may not be able satisfactorily to execute our business plan, which could result in the failure of our business and you could lose your entire investment.

WE ARE IN A COMPETITIVE MARKET WHICH COULD IMPACT OUR ABILITY TO GAIN MARKET SHARE WHICH COULD HARM OUR FINANCIAL PERFORMANCE.

The business of providing hosted call center solutions is competitive. The barriers to entry on the Internet are relatively low, and we will likely face competitive pressures from companies that have been established for a period longer than we have and those that have greater financial resources. If we cannot gain enough market share, our business and financial performance will be adversely affected.

WE NEED TO RETAIN KEY PERSONNEL TO SUPPORT OUR PRODUCT, SERVICE AND ONGOING OPERATIONS.

The development and the marketing of our product and service will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued service of Mario Jakiri Tolentino, our President, Treasurer and Director, who is developing the relationships on which we will rely to implement our business plan. The loss of Mr. Tolentino's services could negatively impact our ability to develop sell our product, which could adversely affect our financial results and impair our operations.

                       RISKS RELATING TO OUR COMMON STOCK

THERE IS CURRENTLY NO PUBLIC MARKET FOR OUR SECURITIES, AND THERE CAN BE NO ASSURANCE THAT ANY PUBLIC MARKET WILL DEVELOP OR THAT OUR COMMON STOCK WILL BE QUOTED FOR TRADING.

There is no public market for our securities and there can be no assurance that an active trading market for the securities offered herein will develop after this offering by the selling stockholders, or, if developed, be sustained. We will have to satisfy certain criteria in order for our application to be accepted. We do not currently have a market maker that is willing to participate in this application process, and even if we identify a market maker, there can be no assurance as to whether we will meet the requisite criteria or that our market maker's application will be accepted. Our common stock may never be quoted on the Over-the-Counter Bulletin Board, or, even if quoted, a public market may not materialize or even if a public market-materializes will be sustained.

If our securities are not eligible for initial quotation, or if quoted, are not eligible for continued quotation on the Over-the-Counter Bulletin Board or a public trading market does not develop, purchasers of the shares of common stock may have difficulty selling or be unable to sell their securities should they desire to do so, rendering their shares effectively worthless and resulting in a complete loss of their investment.

BECAUSE WE WILL BE SUBJECT TO "PENNY STOCK" RULES IF OUR SHARES ARE QUOTED ON THE OVER-THE-COUNTER BULLETIN BOARD, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission (the "SEC"). Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. If a trading market does develop for our common stock, these regulations will likely be applicable, and investors in our common stock may find it difficult to sell their shares.

FINRA SALES PRACTICE REQUIREMENTS MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

FINRA rules require that, a stockbroker, in recommending an investment to a customer, have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, stockbrokers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for brokers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer brokers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH YOU CAN SELL THE SHARES.

If you purchase shares of our common stock sold pursuant to this offering, you may not be able to resell the shares in a certain state unless and until the shares of our common stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state. There can be no assurance that we will be successful in registering or qualifying our common stock for secondary trading, or identifying an available exemption for secondary trading in our common stock in every state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of our common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the market for the common stock will be limited which could drive down the market price of our common stock and reduce the liquidity of the shares of our common stock and a stockholder's ability to resell shares of our common stock at all or at current market prices, which could increase a stockholder's risk of losing some or all of his investment.

IF QUOTED, THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH MAY SUBSTANTIALLY INCREASE THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU MAY PAY FOR THE SHARES.

Even if our shares are quoted for trading on the Over-the-Counter Bulletin Board following this offering and a public market develops for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

     *    variations in quarterly operating results;
     * our announcements of significant commissions and achievement of milestones;
     *    our relationships with other companies or capital commitments;
     *    additions or departures of key personnel;
     *    sales of common stock or termination of stock transfer restrictions;
     *    changes in financial estimates by securities analysts, if any; and
     *    fluctuations in stock market price and volume.

Your inability to sell your shares during a decline in the price of our stock may increase losses that you may suffer as a result of your investment.

OUR INSIDERS BENEFICIALLY OWN A SIGNIFICANT PORTION OF OUR STOCK, AND ACCORDINGLY, MAY HAVE CONTROL OVER STOCKHOLDER MATTERS, OUR BUSINESS AND MANAGEMENT.

As of June 3, 2011, our officer and directors beneficially owned 1,520,000 shares of our common stock in the aggregate, or approximately 69.09% of our issued and outstanding common stock. As a result, our officer and directors will have significant influence to:

     *    Elect or defeat the election of our directors;
     *    amend or prevent amendment of our articles of incorporation or bylaws;
     * effect or prevent a merger, sale of assets or other corporate transaction; and
     * affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors may not be able to effect a change in our business or management, and therefore, shareholders would have no recourse as a result of decisions made by management.

In addition, sales of significant amounts of shares held by our officer and directors, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

BECAUSE WE DO NOT INTEND TO PAY ANY DIVIDENDS ON OUR COMMON STOCK, HOLDERS OF OUR COMMON STOCK MUST RELY ON STOCK APPRECIATION FOR ANY RETURN ON THEIR INVESTMENT.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Accordingly, holders of our common stock will have to rely on stock appreciation, if any, to earn a return on their investment in our common stock.

ADDITIONAL ISSUANCES OF OUR SECURITIES MAY RESULT IN IMMEDIATE DILUTION TO EXISTING SHAREHOLDERS.

We are authorized to issue up to 50,000,000 shares of common stock, $0.001 par value per share, of which 2,200,000 shares of common stock are currently issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. We may issue shares in connection with financing arrangements or otherwise. Any such issuances will result in immediate dilution to our existing shareholders' interests, which will negatively affect the value of your shares.

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

We do not own any real property. Our sole officer provides us with space located at Block 225, 02-213, Tampines St 23, Singapore, free of charge for at least the next 12 months. This location serves as our primary office for planning and implementing our business plan. We believe this space is sufficient for our current purposes and will be sufficient for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2011.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

Our Common Stock is traded on the over-the-counter market and quoted on the OTCBB under the symbol "ONTS" On January 31, 2011, the closing price for our Common Stock as reported on the OTCBB was unavailable as our Common Stock has not traded.

The high and the low bid prices for our Common Stock is based on inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended January 31, 2011 (no quotes are available for the previous fiscal year as our stock has not traded ):

            For the Fiscal Year Ended January 31, 2011

     For the Quarter ended              High           Low
     ---------------------              ----           ---
     January 31                         N/A            N/A
     October 31                         N/A            N/A
     July 31                            N/A            N/A
     April 30                           N/A            N/A

HOLDERS OF OUR COMMON STOCK

On May 16, 2011, the shareholders' list of our common stock showed 37 registered shareholder and 2,200,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

As of January 31, 2011, we had not adopted an equity compensation plan and had not granted any stock options.

Recent Sales of Unregistered Securities

During the fiscal year ended January 31, 2011 we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended January 31, 2011, neither we nor any "affiliated purchaser," as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Stock or other securities.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates. BASIS OF PRESENTATION

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

FISCAL YEAR END

The Company elected January 31 as its fiscal year ending date.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived asset, which includes deposit on software, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there was an impairment of its long-lived asset as of January 31, 2011 and wrote off the $15,000 deposit to general and administrative expenses.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, accounts payable and accrued expenses, and due to stockholder, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at January 31, 2011 or 2010; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended January 31, 2011 or 2010.

REVENUE RECOGNITION

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.
Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of
Section 740-10-25.

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2011 or 2010.

OFF BALANCE SHEET TRANSACTIONS

We have had no off balance sheet transactions.

SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment for the next twelve months.

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from June 5, 2008 (date of inception) through January 31, 2011.

EXPENSES

Our expenses for the twelve month periods ended January 31, 2011 and 2010, were $30,996 and $17,410, respectively. During the period from June 5, 2008 (date of inception) through January 31, 2011, we incurred expenses of $52,906. These expenses were comprised primarily of professional fees and general and administrative expenses.

NET INCOME (LOSS)

Our net loss for the twelve-month periods ended January 31, 2011 and 2010, were $30,996 and $17,410, respectively. During the period from June 5, 2008 (date of inception), through January 31, 2011, we incurred a net loss of $52,906. This loss consisted of professional fees and general and administrative expenses. Since inception, we have sold 2,200,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of January 31, 2011, reflects assets of $2,526 in the form of cash and prepaid expenses. Since inception, we have sold 2,200,000 shares of common stock with gross proceeds of $50,000. Cash resources provided from our capital formation activities have, from inception, been sufficient to provide the working capital necessary to operate our Company.

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future. We require additional capital, and we may have to issue debt or equity or enter into a strategic arrangement with a third party to obtain such capital. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of Online Tele-Solutions inc. In the past, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital unless we locate a prospective new business opportunity through which we can pursue a new plan of operation. If we are unable to secure adequate capital to implement our current business plan or to continue our acquisition efforts of a new business opportunity, our business may fail and our stockholders may lose some or all of their investment.

Should our original business plan fail, we anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        ONLINE TELE-SOLUTIONS INC., INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            January 31, 2011 and 2010
                          Index to Financial Statements
                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                       23

Balance Sheets                                                                24

Statements of Operations                                                      25

Statement of Stockholders' Equity (Deficit)                                   26

Statements of Cash Flows                                                      27

Notes to the Financial Statements                                             28

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Online Tele-Solutions Inc.
(A development stage company)
Singapore

     We have audited the accompanying balance sheets of Online Tele-Solutions Inc. (a development stage company) (the "Company"), as of January 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the fiscal years then ended and for the period from June 5, 2008 (inception) through January 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the fiscal years then ended and for the period from June 5, 2008 (inception) through January 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a deficit accumulated during the development stage at January 31, 2011 and had a net loss and net cash used in operating activities for the fiscal year ended, respectively with minimal revenue earned since inception, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Li & Company, PC
--------------------------------
Li & Company, PC
Skillman, New Jersey
May 16, 2011

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                        January 31,        January 31,
                                                                           2011               2010
                                                                         --------           --------
                                     ASSETS

CURRENT ASSET
  Cash                                                                   $    126           $ 20,590
  Prepaid expenses                                                          2,400                 --
                                                                         --------           --------
                                                                            2,526             20,590
Deposit                                                                        --             15,000
                                                                         --------           --------

      TOTAL ASSETS                                                       $  2,526           $ 35,590
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $  4,932           $  7,000
  Due to stockholder                                                          500                500
                                                                         --------           --------
      TOTAL LIABILITIES                                                     5,432              7,500
                                                                         --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock: $0.001 par value; 50,000,000 shares authorized;
   2,200,000 shares issued and outstanding                                  2,200              2,200
  Additional paid-in capital                                               47,800             47,800
  Deficit accumulated during the development stage                        (52,906)           (21,910)
                                                                         --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (2,906)            28,090
                                                                         --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $  2,526           $ 35,590
                                                                         ========           ========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                    For the
                                                                                                  Period from
                                                                                                  June 5, 2008
                                                         Fiscal Year          Fiscal Year         (Inception)
                                                           Ended                Ended               through
                                                         January 31,          January 31,          January 31,
                                                            2011                 2010                 2011
                                                         ----------           ----------           ----------
REVENUE                                                  $       --           $       --           $       --
                                                         ----------           ----------           ----------
OPERATING EXPENSES
  Professional fees                                          11,073               13,981               29,054
  General and administrative                                 19,923                3,429               23,852
                                                         ----------           ----------           ----------
Loss before income taxes                                    (30,996)             (17,410)             (52,906)

Provision for income taxes                                       --                   --                   --
                                                         ----------           ----------           ----------

NET LOSS                                                 $  (30,996)          $  (17,410)          $  (52,906)
                                                         ==========           ==========           ==========
Net loss per common share -
 basic and diluted                                       $    (0.01)          $    (0.01)
                                                         ==========           ==========

Weighted average number of common shares outstanding      2,200,000            2,200,000
                                                         ==========           ==========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      For the Period from June 5, 2008 (Inception) Through January 31, 2011

                                                                                           Deficit
                                                                                         Accumulated      Total
                                                      Common Stock           Additional  During the   Stockholders'
                                                 ----------------------       Paid in    Development     Equity
                                                 Shares          Amount       Capital       Stage       (Deficit)
                                                 ------          ------       -------       -----       ---------
June 5, 2008 (inception)                               --      $      --     $      --    $      --     $      --
                                                ---------      ---------     ---------    ---------     ---------
Shares issued to founder for cash on
 August 1, 2008 at $0.0125 per share            1,500,000          1,500        13,500           --        15,000
Shares issued from August 1, 2008 through
 October 27, 2008 for cash at $0.05 per share     700,000            700        34,300           --        35,000
Net loss                                               --             --            --       (3,500)       (3,500)
                                                ---------      ---------     ---------    ---------     ---------
Balance, January 31, 2009                       2,200,000          2,200        47,800       (4,500)       45,500

Net loss                                               --             --            --      (17,410)      (17,410)
                                                ---------      ---------     ---------    ---------     ---------
Balance, January 31, 2010                       2,200,000          2,200        47,800      (21,910)       28,090

Net loss                                               --             --            --      (30,996)      (30,996)
                                                ---------      ---------     ---------    ---------     ---------

Balance, January 31, 2011                       2,200,000      $   2,200     $  47,800    $ (52,906)    $  (2,906)
                                                =========      =========     =========    =========     =========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                    For the
                                                                                                  Period from
                                                                                                  June 5, 2008
                                                             Fiscal Year        Fiscal Year       (Inception)
                                                               Ended              Ended             through
                                                             January 31,        January 31,        January 31,
                                                                2011               2010               2011
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(30,996)          $(17,410)          $(52,906)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Write off of deposit on software                           15,000                 --             15,000
  Changes in operating assets and liabilities:
     Prepaid expenses                                           (2,400)                --             (2,400)
     Accounts payable and accrued expenses                      (2,068)             3,000              4,932
                                                              --------           --------           --------
           NET CASH USED IN OPERATING ACTIVITIES               (20,464)           (14,410)           (35,374)
                                                              --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Deposit on software purchase                                      --            (15,000)           (15,000)
                                                              --------           --------           --------
           NET CASH USED IN INVESTING ACTIVITIES                    --            (15,000)           (15,000)
                                                              --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advance from stockholder                                          --                 --                500
  Proceeds from issuance of common stock                            --                 --             50,000
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                --                 --             50,500
                                                              --------           --------           --------
Net change in cash                                             (20,464)           (29,410)               126
Cash, beginning of the period                                   20,590             50,000                 --
                                                              --------           --------           --------

Cash, end of the period                                       $    126           $ 20,590           $    126
                                                              ========           ========           ========
SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
Cash paid for:
  Income taxes                                                $     --           $     --           $     --
                                                              ========           ========           ========
  Interest                                                    $     --           $     --           $     --
                                                              ========           ========           ========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)
                            January 31, 2011 and 2010
                          NOTES TO FINANCIAL STATEMENTS


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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

FISCAL YEAR END

The Company elected January 31 as its fiscal year ending date.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived asset, which includes deposit on software, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there was an impairment of its long-lived asset as of January 31, 2011 and wrote off the $15,000 deposit to general and administrative expenses.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, accounts payable and accrued expenses, and due to stockholder, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at January 31, 2011 or 2010; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended January 31, 2011 or 2010.

REVENUE RECOGNITION

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.
Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of
Section 740-10-25.

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2011 or 2010.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In  August  2010,  the  FASB  issued  ASU  2010-21,  "ACCOUNTING  FOR  TECHNICAL
AMENDMENTS TO VARIOUS SEC RULES AND SCHEDULES: AMENDMENTS TO SEC PARAGRAPHS PURSUANT TO RELEASE NO. 33-9026: TECHNICAL AMENDMENTS TO RULES, FORMS, SCHEDULES AND CODIFICATION OF FINANCIAL REPORTING POLICIES" ("ASU 2010-21"), was issued to conform the SEC's reporting requirements to the terminology and provisions in ASC 805, BUSINESS COMBINATIONS, and in ASC 810-10, CONSOLIDATION. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, "Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies," which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010,  the FASB issued ASU 2010-22,  "ACCOUNTING  FOR VARIOUS  TOPICS:
TECHNICAL CORRECTIONS TO SEC PARAGRAPHS" ("ASU 2010-22"), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 "INTANGIBLES--GOODWILL AND OTHER (TOPIC 350): WHEN TO PERFORM STEP 2 OF THE GOODWILL IMPAIRMENT TEST FOR REPORTING UNITS WITH ZERO OR NEGATIVE CARRYING AMOUNTS" ("ASU 2010-28").Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 "BUSINESS COMBINATIONS (TOPIC 805): DISCLOSURE OF SUPPLEMENTARY PRO FORMA INFORMATION FOR BUSINESS COMBINATIONS" ("ASU 2010-29"). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $52,906 at January 31, 2011, a net loss of $30,996 and net cash used in operating activities of $20,464 for the fiscal year then ended, respectively, with no revenues earned since inception.

While the Company is attempting to commence operations and generate revenues, the Company's cash position may not be sufficient enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - DEPOSIT

The Company follows section 350-50-25 of the FASB Accounting Standards Codification, WEBSITE DEVELOPMENT COSTS, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under 350-50-25, costs related to certain website development activities are expensed as incurred (such as planning and operating stage activities). Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over its estimated useful life of two (2) years. The Company made a deposit of $15,000 for initial stage software development and wrote off the $15,000 deposit to general and administrative expenses in the year ended January 31, 2011 due to the Company having insufficient funding to continue software and website development.

NOTE 5 - DUE TO STOCKHOLDER

The amount owing to stockholder is unsecured, non-interest bearing and due on demand.

NOTE 6 - STOCKHOLDERS' EQUITY

COMMON STOCK

On August 1, 2008 the Company issued 1,500,000 of its common stock at $0.01 to the company's president for $15,000.

For the period from August 1, 2008 to October 27, 2008 the Company sold 700,000 shares of its common stock at $0.05 per share for $35,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

FREE OFFICE SPACE

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 8 - INCOME TAXES

DEFERRED TAX ASSETS

At January 31, 2011, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of $52,906 that may be offset against future taxable income through 2031. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of approximately $17,988, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $17,988.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $10,539 and $5,919 for the years ended January 31, 2011 and 2010, respectively.

Components of deferred tax assets at January 31, 2011 and 200 are as follows:

                                                      January 31,    January 31,
                                                         2011           2010
                                                       --------       --------
Net deferred tax assets - Non-current:
  Expected income tax benefit from NOL carry-forwards  $ 17,988       $  7,449
  Less valuation allowance                              (17,988)        (7,449)
                                                       --------       --------

Deferred tax assets, net of valuation allowance        $     --       $     --
                                                       ========       ========

INCOME TAXES IN THE STATEMENTS OF OPERATIONS

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

                                                       For the        For the
                                                     Fiscal Year    Fiscal Year
                                                        Ended          Ended
                                                      January 31,    January 31,
                                                         2011           2010
                                                       --------       --------
Federal statutory income tax rate                          34.0 %         34.0 %
Change in valuation allowance on net                      (34.0)%        (34.0)%
                                                       --------       --------

Effective income tax rate                                   0.0 %         0.0 %
                                                       ========       ========

NOTE 9 - SUBSEQUENT EVENTS

Management performed an evaluation of the Company's activity that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there are no reportable subsequent events to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of January 31, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of January 31, 2011, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our board of directors.

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE EXECUTIVE OFFICER AND DIRECTORS

Our officers and directors and their ages and positions are as follows:

Name                            Age           Position
----                            ---           --------

Mario Jakiri Tolentino          42            President, Treasurer and Director

Owen A. Orendain                40            Director

BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

MARIO JAKIRI TOLENTINO - Mr. Tolentino has served as our Treasurer and Director since our inception on June 5, 2008. He was appointed President on March 1, 2009 following the resignation of Mr. Geronimo Ferrer Abelanes as President, Secretary and Director on the same date. Mr. Tolentino is an engineer who specializes in the area of satellite communications and VoIP telephony systems. Since 2005, he has worked as the SATCOMM Engineer for Rignet PTE Ltd. of Singapore where he is responsible for working with customers to document specifications, design and develop satellite based communication sub-systems. From 1997 to 2005, Mr. Tolentino worked as a Satellite Engineer for ST Teleport PTE Ltd., also in Singapore. In this role he was responsible for the operation and maintenance of a satellite ground station, operation and control booth uplink, downlink of broadcast services and customer system co-locate services of IP over satellite VSAT network. He was also responsible for operating and maintaining the VSAT hub, organizing resources and configuration requirements, troubleshooting and system optimization. Mr. Tolentino graduated from the Saint Louis University in Baguio City, Philippines with a BSC in Electronics and Communication Engineering in 1989. He has also completed industry technical course in Global VSAT Technology, level 1 & 2, GVF (USA Standard).

OWEN A. ORENDAIN - Mr. Orendain was appointed our Director on March 1, 2009 following the resignation of Mr. Abelanes as a director on the same date. Mr. Orendain is an engineer who focuses on media content for Ascent Media Pte Ltd., a provider of creative and technical services to the media and entertainment industries in Singapore. He has held various engineering positions with Ascent since September 1997. From August 1995 to September 1997, Mr. Orendain was a broadcast controller with ST Teleport Pte Ltd., a satellite and fibre communications solutions provider also in Singapore. He has held this position since 2004. Mr. Orendain attained a Bachelor of Science in Electronics and Communications Engineering from the Intramuros Manila, Philippines, in March 1993.

COMMITTEES OF THE BOARD OF DIRECTORS

To date, our Board of Directors has not established a nominating and governance committee, a compensation committee, nor an audit committee.

CODE OF ETHICS

We currently do not have a Code of Ethics.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended January 31, 2011, no
Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended March 31, 2010 are set out in the summary compensation table below:

     *    our Chief Executive Officer (Principal Executive Officer);
     *    our Chief Financial Officer (Principal Financial Officer);
     * each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended January 31, 2011; and
     * up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended January 31, 2011;

          (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                     Non-Equity  Nonqualified
               Fiscal                                                Incentive    Deferred        All
 Name and       Year                                                   Plan        Compen-       Other
 Principal     Ended                            Stock      Option     Compen-      sation       Compen-
 Position     July 31,   Salary($)   Bonus($)  Awards($)  Awards($)   sation($)   Earnings($)   sation($)  Totals($)
------------  --------   --------    -------   --------   --------    --------    ----------    --------   --------
Mr. Mario      2011        0            0         0          0           0            0            0          0
Jakiri         2010        0            0         0          0           0            0            0          0
Tolentino (1)

Notes:
(1) Mr. Tolentino has been our President and a Director since we were incorporated on June 5, 2008.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
(a)           (b)           (c)            (d)          (e)        (f)          (g)         (h)         (i)          (j)
Mr. Mario     --             --             --           --         --          --           --          --           --
Jakir
Tolentino

OPTION GRANTS AND EXERCISES

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

EMPLOYMENT AGREEMENTS

We have not entered into employment and/or consultant agreements with our Directors and officers.

COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended January 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP OF HOLDINGS

The table below sets forth the number and percentage of shares of our common stock owned as of October 26, 2009, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                  Name and Address         Amount and Nature        Percentage
Title of Class    of Beneficial Owner   of Beneficial Ownership     of Class(1)
--------------    -------------------   -----------------------     -----------

Common Stock      Mr. Mario Jakiri             750,000                34.09%
                  Tolentino

Common Stock      Mr. Owen A. Orendain         770,000(2)             35.00%

Common Stock      All Officers as a Group    1,570,000                69.09%

----------
(1)  Based on 2,200,000 shares of our common stock outstanding.
(2) Represents 750,000 shares of common stock owned directly and 20,000 shares of common stock owned by Mr. Orendain's wife. Mr. Orendain expressely disclaims beneficial ownership with respect to the shares of common stock owned by his wife.

CHANGES IN CONTROL

There are no existing arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information regarding our equity compensation plans.

                                 Number of Securities to be         Number of Securities          Remaining Available for
                                  Issued Upon Exercise of        Weighted-Average Exercise         Future Issuance Under
                                    Outstanding Options,       Price of Outstanding Options,     Equity Compensation Plans
   Plan Category                    Warrants and Rights            Warrants and Rights             (excluding securities
                                            (a)                            (b)                    reflected in column (a))
   -------------                   -------------------             -------------------            ------------------------
Equity Compensation Plans to               --                               --                               --
be Approved by Security
Holders

Equity Compensation Plans Not              --                               --                               --
Approved by Security Holders

Total                                      --                               --                               --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

As at January 31, 2011, there is a balance owing to a stockholder of the Company in the amount of $500.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended January 31, 2011, Li & Company, PC billed us for $4,500 in audit fees. For the year-ended January 31, 2010, Li & Company, PC billed us for $4,500 in audit fees, including S-1 review fees.

REVIEW FEES

Li & Company, PC billed us $2,250 for reviews of our quarterly financial statements in 2011 that are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Li & Company, PC for tax compliance, tax advice, tax planning or other work during our fiscal year ended March 31, 2010.

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Li & Company, PC and the estimated fees related to these services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit                           Description
-------                           -----------

3.1 Articles of Incorporation of Registrant (Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on October 14, 2009 and incorporated herein by reference.)

3.2 Bylaws. (Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on October 14, 2009 and incorporated herein by reference.)

31.1 Certification of the Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ONLINE TELE-SOLUTIONS INC.


                                          By: /s/ Mario Jakiri Tolentino
                                              ----------------------------------
                                              Mario Jakiri Tolentino
                                              President, Treasurer and Director
                                              (Principal  Executive  Officer,
                                              Principal Financial Officer and
                                              Principal Accounting Officer)

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

Signatures                                      Title                                           Date
----------                                      -----                                           ----

/s/ Mario Jakiri Tolentino          President, Treasurer and Director                        May 16, 2011
-------------------------------     (Principal Executive Officer, Principal Financial
Mario Jakiri Tolentino              Officer and Principal Accounting Officer)


/s/ Owen A. Orendain                Director                                                 May 16, 2011
-------------------------------
Owen A. Orendain