Form 10-Q
period 2011-04-30
Online Tele-Solutions, Inc.
filed 2011-06-20
CIK 1475065

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                   For the fiscal quarter ended April 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ___________ to _____________

                       Commission File Number: 000-54342


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

The issuer had 2,200,000 shares of its common stock issued and outstanding as of June 19, 2011.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

ITEM 1.   Financial Statements                                                 5

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           16

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk          18

ITEM 4.   Controls and Procedures                                             18

PART II

ITEM 1.   Legal Proceedings                                                   18

ITEM 1A.  Risk Factors                                                        18

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds         18

ITEM 3.   Defaults upon Senior Securities                                     19

ITEM 4.   (Removed and Reserved)                                              19

ITEM 5.   Other Information                                                   19

ITEM 6.   Exhibits

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)
                             April 30, 2011 and 2010
                          Index to Financial Statements

Contents                                                                 Page(s)
--------                                                                 -------

Balance Sheets at April 30, 2011 (Unaudited) and January 31, 2011.......    6

Statements  of  Operations  for the Three Months  Ended April 30, 2011
and 2010,  and for the period from June 5, 2008 (inception) through
April 30, 2011 (Unaudited)..............................................    7

Statement of Stockholders' Equity (Deficit) for the period from
June 5, 2008 (inception) through April 30, 2011 (Unaudited) ............    8

Statements of Cash Flows for the Three Months Ended April 30, 2011 and
2010, and for the period from June 5, 2008 (inception) through
April 30, 2011 (Unaudited)..............................................    9

Notes to the Financial Statements (Unaudited)...........................   10

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                         April 30,         January 31,
                                                                           2011               2011
                                                                         --------           --------
                                                                        (Unaudited)
ASSETS

CURRENT ASSET
  Cash                                                                   $    126           $    126
  Prepaid expenses                                                          1,600              2,400
                                                                         --------           --------

Total assets                                                             $  1,726           $  2,526
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $  6,282           $  4,932
  Due to stockholder                                                          700                500
                                                                         --------           --------

Total liabilities                                                           6,982              5,432
                                                                         --------           --------

STOCKHOLDERS' DEFICIT
  Common stock: $0.001 par value; 50,000,000 shares authorized;
   2,200,000 shares issued and outstanding                                  2,200              2,200
  Additional paid-in capital                                               47,800             47,800
  Deficit accumulated during the development stage                        (55,256)           (52,906)
                                                                         --------           --------

Total stockholders' deficit                                                (5,256)            (2,906)
                                                                         --------           --------

Total liabilities and stockholders' deficit                              $  1,726           $  2,526
                                                                         ========           ========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                      For the
                                                                                                    Period from
                                                                                                   June 5, 2008
                                                         Three Months         Three Months         (Inception)
                                                            Ended                Ended               through
                                                           April 30,            April 30,            April 30,
                                                             2011                 2010                 2011
                                                          ----------           ----------           ----------
REVENUE                                                   $       --           $       --           $       --
                                                          ----------           ----------           ----------
OPERATING EXPENSES
  Professional fees                                            1,250                2,950               30,304
  General and administrative                                   1,100                   --               24,952
                                                          ----------           ----------           ----------

Loss before income taxes                                      (2,350)              (2,950)             (55,256)

Provision for income taxes                                        --                   --                   --
                                                          ----------           ----------           ----------

Net loss                                                  $   (2,350)          $   (2,950)          $  (55,256)
                                                          ==========           ==========           ==========
Net loss per common share -
 basic and diluted                                        $    (0.01)          $    (0.00)
                                                          ==========           ==========
Weighted average number of common shares outstanding -
 basic and diluted                                         2,200,000            2,200,000
                                                          ==========           ==========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       For the Period from June 5, 2008 (Inception) Through April 30, 2011
                                   (Unaudited)

                                                                                             Deficit
                                                                                           Accumulated        Total
                                                      Common Stock           Additional    During the     Stockholders'
                                                 ----------------------       Paid in      Development       Equity
                                                 Shares          Amount       Capital         Stage         (Deficit)
                                                 ------          ------       -------         -----         ---------
June 5, 2008 (inception)                               --      $      --     $      --      $      --       $      --
                                                ---------      ---------     ---------      ---------       ---------
Shares issued to founder for cash on
 August 1, 2008 at $0.0125 per share            1,500,000          1,500        13,500             --          15,000

Shares issued from August 1, 2008 through
 October 27, 2008 for cash at $0.05 per share     700,000            700        34,300             --          35,000

Net loss                                               --             --            --         (3,500)         (3,500)
                                                ---------      ---------     ---------      ---------       ---------
Balance, January 31, 2009                       2,200,000          2,200        47,800         (4,500)         45,500

Net loss                                               --             --            --        (17,410)        (17,410)
                                                ---------      ---------     ---------      ---------       ---------
Balance, January 31, 2010                       2,200,000          2,200        47,800        (21,910)         28,090

Net loss                                               --             --            --        (30,996)        (30,996)
                                                ---------      ---------     ---------      ---------       ---------

Balance, January 31, 2011                       2,200,000          2,200        47,800        (52,906)         (2,906)

Net loss                                               --             --            --         (2,350)         (2,350)
                                                ---------      ---------     ---------      ---------       ---------

Balance, April 30, 2011                         2,200,000      $   2,200     $  47,800      $ (55,256)      $  (5,256)
                                                =========      =========     =========      =========       =========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 For the
                                                                                               Period from
                                                                                              June 5, 2008
                                                        Three Months       Three Months       (Inception)
                                                           Ended              Ended             through
                                                          April 30,          April 30,          April 30,
                                                            2011               2010               2011
                                                          --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $ (2,350)          $ (2,950)          $(55,256)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Write off of deposit on software                           --                 --             15,000
  Changes in operating assets and liabilities:
     Prepaid expenses                                          800                 --             (1,600)
     Accounts payable and accrued expenses                   1,350             (2,800)             6,282
                                                          --------           --------           --------

Net cash used in operating activities                         (200)            (5,750)           (35,574)
                                                          --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Deposit on software purchase                                  --                 --            (15,000)
                                                          --------           --------           --------

Net cash used in investing activities                           --                 --            (15,000)
                                                          --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advance from stockholder                                     200                 --                700
  Proceeds from issuance of common stock                        --                 --             50,000
                                                          --------           --------           --------

Net Cash provided by financing activities                      200                 --             50,700
                                                          --------           --------           --------

Net change in cash                                              --             (5,750)               126

Cash, beginning of the period                               20,590             20,590                 --
                                                          --------           --------           --------

Cash, end of the period                                   $    126           $ 14,840           $    126
                                                          ========           ========           ========

Supplemental disclosure of cash flows information:

Cash paid for:
  Interest                                                $     --           $     --           $     --
                                                          ========           ========           ========
  Income taxes                                            $     --           $     --           $     --
                                                          ========           ========           ========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)
                             April 30, 2011 AND 2010

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

BASIS OF PRESENTATION - UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended January 31, 2011 and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the SEC on May 15, 2011. DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's exploration stage activities.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

COMMITMENT AND CONTINGENCIES

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

There were no potentially dilutive shares outstanding as of April 30, 2011 or 2010.

CASH FLOWS REPORTING

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $55,256 at April 30, 2011, a net loss of $2,350 and net cash used in operating activities of $200 for the fiscal period then ended, respectively, with no revenues earned since inception.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

FREE OFFICE SPACE

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

DUE TO STOCKHOLDER

The amount owing to stockholder is unsecured, non-interest bearing and due on demand.

NOTE 5 - STOCKHOLDERS' DEFICIT

COMMON STOCK

On August 1, 2008 the Company issued 1,500,000 of its common stock at $0.05 to the company's president for $15,000.

For the period from August 1, 2008 to October 27, 2008 the Company sold 700,000 shares of its common stock at $0.05 per share for $35,000.

CONTRIBUTION TO CAPITAL

During the quarter ended a stockholder of the Company advanced $200 for working capital.

NOTE 6 - SUBSEQUENT EVENTS

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

We are a development-stage company that has not generated any revenue and has had limited operations to date. From June 5, 2008 (inception) to April 30, 2011, we have incurred accumulated net losses of $55,526. As of April 30, 2011, we had total assets of $1,726, and total liabilities of $6,982, respectively. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

We intend to develop and offer Internet-based hosted call center services for small-to-medium- sized companies, or companies with between 10 - 500 employees, that are seeking to establish their own internal support and telemarketing divisions. We intend to provide call-center software to our customers which will enable them to handle outbound calls, inbound calls and a combination of both from their own locations. We intend to host our customers' calling data on our servers, so that our customers can access the functionality of our software via a web browser such as Internet Explorer. We expect our product will blend together features of Voice over Internet Protocol ("VoIP") technology and customer relationship management ("CRM") software. To date, we have secured office space, taken steps to retain a transfer agent, and have been in contact with professional advisors regarding legal compliance, accounting disclosure statements and financial reporting. We also have begun our planning for developing a website and searching for a contractor to develop that website. We intend to launch our "information only" web site early in calendar year 2012.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2010 AND 2009

REVENUES

We had no revenues for the period from June 5, 2008 (date of inception) through April 30, 2011.

EXPENSES

Our expenses for the three months ended April 30, 2011 and 2010 were $2,350 and $2,950. Our expenses since our inception were $55,256. These expenses were comprised primarily of general and administrative, and legal and accounting expenses.

NET INCOME (LOSS)

Our net loss for the three months ended April 30, 2011 and 2010 was $2,350 and $2,950. During the period from June 5, 2008 (date of inception) through April 30, 2011, we incurred a net loss of $55,256. This loss consisted primarily of administrative expenses and professional fees. Since inception, we have sold 2,200,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of April 30, 2011, reflects assets of $1,726. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

The financial statements contained herein for the fiscal quarter ended April 30, 2011, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There is a significant risk that we will be unable to continue as a going concern.

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

As of April 30, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                   ONLINE TELE-SOLUTIONS, INC.


Dated June 20, 2011                By: /s/ Mario Jakiri Tolentino
                                       -----------------------------------------
                                       Mario Jakiri Tolentino,
                                       President, Treasurer and Director
                                       Principal Executive and Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


Signatures                                     Title                            Date
----------                                     -----                            ----

/s/ Mario Jakiri Tolentino          President, Treasurer and Director       June 20, 2011
--------------------------------
Mario Jakiri Tolentino