Form 10-Q
period 2011-07-31
Online Tele-Solutions, Inc.
filed 2011-09-19
CIK 1475065

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                   For the fiscal quarter ended July 31, 2011

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

Large  accelerated  filer [ ]                      Accelerated  filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

The issuer had 2,200,000 shares of its common stock issued and outstanding as of September 18, 2011.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

ITEM 1.   Financial Statements                                                 4

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           15

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk          17

ITEM 4.   Controls and Procedures                                             18

PART II

ITEM 1.   Legal Proceedings                                                   18

ITEM 1A.  Risk Factors                                                        18

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds         18

ITEM 3.   Defaults upon Senior Securities                                     18

ITEM 4.   (Removed and Reserved)                                              19

ITEM 5.   Other Information                                                   19

ITEM 6.   Exhibits                                                            19

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                         July 31,          January 31,
                                                                           2011               2011
                                                                         --------           --------
                                                                        (Unaudited)
ASSETS

Current asset
  Cash                                                                   $  4,895           $    126
  Prepaid expenses                                                            800              2,400
                                                                         --------           --------

Total assets                                                             $  5,695           $  2,526
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                                  $  6,550           $  4,932
  Due to stockholder                                                       15,700                500
                                                                         --------           --------

Total liabilities                                                          22,250              5,432
                                                                         --------           --------

Stockholders' deficit
  Common stock: $0.001 par value; 50,000,000 shares authorized;
   2,200,000 shares issued and outstanding                                  2,200              2,200
  Additional paid-in capital                                               47,800             47,800
  Deficit accumulated during the development stage                        (66,555)           (52,906)
                                                                         --------           --------

Total stockholders' deficit                                               (16,555)            (2,906)
                                                                         --------           --------

Total liabilities and stockholders' deficit                              $  5,695           $  2,526
                                                                         ========           ========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months         Three Months
                                                     Ended                Ended
                                                    July 31,             July 31,
                                                      2011                 2010
                                                   ----------           ----------
REVENUE                                            $       --           $       --
                                                   ----------           ----------
OPERATING EXPENSES
  Professional fees                                     9,817                4,391
  General and administrative                            1,482                2,072
                                                   ----------           ----------

Loss before income taxes                              (11,299)              (6,463)

Provision for income taxes                                 --                   --
                                                   ----------           ----------

Net loss                                           $  (11,299)          $   (6,463)
                                                   ==========           ==========
Net loss per common share -
 basic and diluted                                 $    (0.01)          $    (0.00)
                                                   ==========           ==========
Weighted average common shares
 outstanding - basic and diluted                    2,200,000            2,200,000
                                                   ==========           ==========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     For the
                                                                                   Period from
                                                                                  June 5, 2008
                                          Six Months           Six Months          (Inception)
                                            Ended                Ended               through
                                           July 31,             July 31,             July 31,
                                             2011                 2010                 2011
                                          ----------           ----------           ----------
REVENUE                                   $       --           $       --           $       --
                                          ----------           ----------           ----------
OPERATING EXPENSES
  Professional fees                           11,067                7,341               40,121
  General and administrative                   2,582                2,072               26,434
                                          ----------           ----------           ----------

Loss before income taxes                     (13,649)              (9,413)             (66,555)

Provision for income taxes                        --                   --                   --
                                          ----------           ----------           ----------

Net loss                                  $  (13,649)          $   (9,413)          $  (66,555)
                                          ==========           ==========           ==========
Net loss per common share -
 basic and diluted                        $    (0.01)          $    (0.00)
                                          ==========           ==========
Weighted average common shares
 outstanding - basic and diluted           2,200,000            2,200,000
                                          ==========           ==========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       For the Period from June 5, 2008 (Inception) Through July 31, 2011
                                   (Unaudited)

                                                                                             Deficit
                                                                                           Accumulated        Total
                                                      Common Stock           Additional    During the     Stockholders'
                                                 ----------------------       Paid in      Development       Equity
                                                 Shares          Amount       Capital         Stage         (Deficit)
                                                 ------          ------       -------         -----         ---------
June 5, 2008 (inception)                               --      $      --     $      --      $      --       $      --

Shares issued to founder for cash on
 August 1, 2008 at $0.0125 per share            1,500,000          1,500        13,500             --          15,000

Shares issued from August 1, 2008 through
 October 27, 2008 for cash at $0.05 per share     700,000            700        34,300             --          35,000

Net loss                                               --             --            --         (3,500)         (3,500)
                                                ---------      ---------     ---------      ---------       ---------
Balance, January 31, 2009                       2,200,000          2,200        47,800         (4,500)         45,500

Net loss                                               --             --            --        (17,410)        (17,410)
                                                ---------      ---------     ---------      ---------       ---------
Balance, January 31, 2010                       2,200,000          2,200        47,800        (21,910)         28,090

Net loss                                               --             --            --        (30,996)        (30,996)
                                                ---------      ---------     ---------      ---------       ---------

Balance, January 31, 2011                       2,200,000          2,200        47,800        (52,906)         (2,906)

Net loss                                               --             --            --        (13,649)        (13,649)
                                                ---------      ---------     ---------      ---------       ---------

Balance, July 31, 2011                          2,200,000      $   2,200     $  47,800      $ (66,555)      $ (16,555)
                                                =========      =========     =========      =========       =========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  For the
                                                                                                Period from
                                                                                               June 5, 2008
                                                           Six Months         Six Months        (Inception)
                                                             Ended              Ended             through
                                                            July 31,           July 31,           July 31,
                                                              2011               2010               2011
                                                            --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(13,649)          $ (9,413)          $(66,555)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Write off of deposit on software                             --                 --             15,000
  Changes in operating assets and liabilities:
     Prepaid expenses                                          1,600                 --               (800)
     Accounts payable and accrued expenses                     1,618               (163)             6,550
                                                            --------           --------           --------
Net cash used in operating activities                        (10,431)            (9,576)           (60,805)
                                                            --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Deposit on software purchase                                    --                 --            (15,000)
                                                            --------           --------           --------
Net cash used in investing activities                             --                 --            (15,000)
                                                            --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advance from stockholder                                    15,200                 --             15,700
  Proceeds from issuance of common stock                          --                 --             50,000
                                                            --------           --------           --------
Net Cash provided by financing activities                     15,200                 --             65,700
                                                            --------           --------           --------

Net change in cash                                             4,769             (9,576)             4,895

Cash, beginning of the period                                    126             20,590                 --
                                                            --------           --------           --------

Cash, end of the period                                     $  4,895           $ 11,014           $  4,895
                                                            ========           ========           ========

Supplemental disclosure of cash flows information:
  Cash paid for interest expense                            $     --           $     --           $     --
                                                            ========           ========           ========
  Cash paid for income taxes                                $     --           $     --           $     --
                                                            ========           ========           ========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)
                             July 31, 2011 AND 2010

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

USE OF ESTIMATES

The  preparation  of the  Company's  financial  statements  in  conformity  with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.

The Company's significant estimates include the fair value of financial instruments; income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

RELATED PARTIES

The  Company  follows   subtopic   850-10  of  the  FASB  Accounting   Standards
Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involvedb. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

COMMITMENT AND CONTINGENCIES

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

There were no potentially dilutive shares outstanding as of July 31, 2011 or 2010.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 "FAIR VALUE MEASUREMENT" ("ASU 2011-04"). This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, FAIR VALUE MEASUREMENT, including the following revisions:

     * An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity's net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity's net, rather than gross, exposure to those risks.
     * In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.
     *    Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 " COMPREHENSIVE INCOME ("ASU 2011-05"), which was the result of a joint project with the IASB and amends the guidance in ASC 220, COMPREHENSIVE INCOME, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders' equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders' equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $66,555 at July 31, 2011, a net loss of $13,649 and net cash used in operating activities of $10,431 for the interim period then ended, respectively, with no revenues earned since inception.

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

We are a development-stage company that has not generated any revenue and has had limited operations to date. From June 5, 2008 (inception) to July 31, 2011, we have incurred accumulated net losses of $66,555. As of July 31, 2011, we had total assets of $5,695, and total liabilities of $22,250, respectively. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010

REVENUES

We had no revenues for the period from June 5, 2008 (date of inception) through July 31, 2011.

EXPENSES

Our expenses for the six months ended July 31, 2011 and 2010 were $11,299 and $6,463. Our expenses since our inception were $66,555. These expenses were comprised primarily of general and administrative, and legal and accounting expenses.

NET INCOME (LOSS)

Our net loss for the six months ended July 31, 2011 and 2010 was $11,299 and $6,463. During the period from June 5, 2008 (date of inception) through July 31, 2011, we incurred a net loss of $66,555. This loss consisted primarily of administrative expenses and professional fees. Since inception, we have sold 2,200,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of July 31, 2011 reflects assets of $5,695. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

The financial statements contained herein for the fiscal quarter ended July 31, 2011, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There is a significant risk that we will be unable to continue as a going concern.

Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

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

As of July 31, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our S-1 filed on October 29, 2009, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

                                   ONLINE TELE-SOLUTIONS, INC.


Dated September 19, 2011           By: /s/ Mario Jakiri Tolentino
                                       -----------------------------------------
                                       Mario Jakiri Tolentino,
                                       President, Treasurer and Director
                                       Principal Executive and Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


Signatures                                     Title                            Date
----------                                     -----                            ----

/s/ Mario Jakiri Tolentino          President, Treasurer and Director       September 19, 2011
--------------------------------
Mario Jakiri Tolentino