Form 10-Q/A
period 2011-07-31
Online Tele-Solutions, Inc.
filed 2011-10-14
CIK 1475065

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on September 19, 2011 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

31* Certification of Mario Jakiri Tolentino, Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14(a).

32* Certification of Mario Jakiri Tolentino, Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**        Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
*  Filed previously
** Filed herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ONLINE TELE-SOLUTIONS, INC.


Dated October 13, 2011             By: /s/ Mario Jakiri Tolentino
                                       -----------------------------------------
                                       Mario Jakiri Tolentino,
                                       President, Treasurer and Director
                                       Principal Executive and Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


Signatures                                     Title                            Date
----------                                     -----                            ----

/s/ Mario Jakiri Tolentino          President, Treasurer and Director       October 13, 2011
--------------------------------
Mario Jakiri Tolentino