Form 10-Q
period 2011-10-31
Online Tele-Solutions, Inc.
filed 2011-12-16
CIK 1475065

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                 For the fiscal quarter ended October 31, 2011

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

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large  accelerated  filer [ ]                      Accelerated  filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

The issuer had 2,200,000 shares of its common stock issued and outstanding as of December 15, 2011.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

ITEM 1.   Financial Statements                                                 5

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           17

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk          19

ITEM 4.   Controls and Procedures                                             19

PART II

ITEM 1.   Legal Proceedings                                                   19

ITEM 1A.  Risk Factors                                                        19

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds         20

ITEM 3.   Defaults upon Senior Securities                                     20

ITEM 4.   (Removed and Reserved)                                              20

ITEM 5.   Other Information                                                   20

ITEM 6.   Exhibits                                                            20

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                        October 31,        January 31,
                                                                           2011               2011
                                                                         --------           --------
                                                                        (Unaudited)
ASSETS

Current asset
  Cash                                                                   $ 15,384           $    126
  Prepaid expenses                                                             --              2,400
                                                                         --------           --------

Total assets                                                             $ 15,384           $  2,526
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                                  $  5,801           $  4,932
  Due to stockholder                                                       30,700                500
                                                                         --------           --------

    Total liabilities                                                      36,501              5,432
                                                                         --------           --------

Stockholders' deficit
  Common stock: $0.001 par value; 50,000,000 shares authorized;
    2,200,000 shares issued and outstanding                                 2,200              2,200
  Additional paid-in capital                                               47,800             47,800
  Deficit accumulated during the development stage                        (71,117)           (52,906)
                                                                         --------           --------

Total stockholders' deficit                                               (21,117)            (2,906)
                                                                         --------           --------

Total liabilities and stockholders' deficit                              $ 15,384           $  2,526
                                                                         ========           ========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months         Three Months
                                                           Ended                Ended
                                                        October 31,          October 31,
                                                           2011                 2010
                                                        ----------           ----------
REVENUE                                                 $       --           $       --
                                                        ----------           ----------
OPERATING EXPENSES
  Professional fees                                          1,750                1,000
  General and administrative                                 2,812                1,892
                                                        ----------           ----------

Loss before income taxes                                    (4,562)              (2,892)

Provision for income taxes                                      --                   --
                                                        ----------           ----------

Net loss                                                $   (4,562)          $   (2,892)
                                                        ==========           ==========

Net loss per common share -
 basic and diluted                                      $    (0.00)          $    (0.00)
                                                        ==========           ==========
Weighted average common shares
 outstanding - basic and diluted                         2,200,000            2,200,000
                                                        ==========           ==========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          For the
                                                                                        Period from
                                                                                        June 5, 2008
                                               Nine Months          Nine Months         (Inception)
                                                  Ended                Ended              through
                                               October 31,          October 31,          October 31,
                                                  2011                 2010                 2011
                                               ----------           ----------           ----------
REVENUE                                        $       --           $       --           $       --
                                               ----------           ----------           ----------
OPERATING EXPENSES
  Professional fees                                12,817                8,341               41,871
  General and administrative                        5,394                3,964               29,246
                                               ----------           ----------           ----------

Loss before income taxes                          (18,211)             (12,305)             (71,117)

Provision for income taxes                             --                   --                   --
                                               ----------           ----------           ----------

Net loss                                       $  (18,211)          $  (12,305)          $  (71,117)
                                               ==========           ==========           ==========

Net loss per common share -
 basic and diluted                             $    (0.00)          $    (0.00)
                                               ==========           ==========
Weighted average common shares
 outstanding - basic and diluted                2,200,000            2,200,000
                                               ==========           ==========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
      For the Period from June 5, 2008 (Inception) Through October 31, 2011
                                   (Unaudited)

                                                                                             Deficit
                                                                                           Accumulated        Total
                                                      Common Stock           Additional    During the     Stockholders'
                                                 ----------------------       Paid in      Development       Equity
                                                 Shares          Amount       Capital         Stage         (Deficit)
                                                 ------          ------       -------         -----         ---------
June 5, 2008 (inception)                               --      $      --     $      --      $      --       $      --

Shares issued to founder for cash on
 August 1, 2008 at $0.0125 per share            1,500,000          1,500        13,500             --          15,000

Shares issued from August 1, 2008 through
 October 27, 2008 for cash at $0.05 per share     700,000            700        34,300             --          35,000

Net loss                                               --             --            --         (4,500)         (4,500)
                                                ---------      ---------     ---------      ---------       ---------
Balance, January 31, 2009                       2,200,000          2,200        47,800         (4,500)         45,500

Net loss                                               --             --            --        (17,410)        (17,410)
                                                ---------      ---------     ---------      ---------       ---------
Balance, January 31, 2010                       2,200,000          2,200        47,800        (21,910)         28,090

Net loss                                               --             --            --        (30,996)        (30,996)
                                                ---------      ---------     ---------      ---------       ---------

Balance, January 31, 2011                       2,200,000          2,200        47,800        (52,906)         (2,906)

Net loss                                               --             --            --        (18,211)        (18,211)
                                                ---------      ---------     ---------      ---------       ---------

Balance, October 31, 2011                       2,200,000      $   2,200     $  47,800      $ (71,117)      $ (21,117)
                                                =========      =========     =========      =========       =========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  For the
                                                                                                Period from
                                                                                                June 5, 2008
                                                           Nine Months        Nine Months       (Inception)
                                                              Ended              Ended            through
                                                           October 31,        October 31,        October 31,
                                                              2011               2010               2011
                                                            --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(18,211)          $(12,305)          $(71,117)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Write off of deposit on software                             --                 --             15,000
  Changes in operating assets and liabilities:
     Prepaid expenses                                          2,400             (3,200)                --
     Accounts payable and accrued expenses                       869             (4,800)             5,801
                                                            --------           --------           --------

Net cash used in operating activities                        (14,942)           (20,305)           (50,316)
                                                            --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Deposit on software purchase                                    --                 --            (15,000)
                                                            --------           --------           --------

Net cash used in investing activities                             --                 --            (15,000)
                                                            --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Advance from stockholder                                    30,200                 --             30,700
  Proceeds from issuance of common stock                          --                 --             50,000
                                                            --------           --------           --------

Net Cash provided by financing activities                     30,200                 --             80,700
                                                            --------           --------           --------

Net change in cash                                            15,258            (20,305)            14,884

Cash, beginning of the period                                    126             20,590                 --
                                                            --------           --------           --------

Cash, end of the period                                     $ 15,384           $    285           $ 15,384
                                                            ========           ========           ========

Supplemental disclosure of cash flows information:
  Cash paid for interest expense                            $     --           $     --           $     --
                                                            ========           ========           ========
  Cash paid for income taxes                                $     --           $     --           $     --
                                                            ========           ========           ========


               See accompanying notes to the financial statements.

                           ONLINE TELE-SOLUTIONS INC.
                          (A Development Stage Company)
                            October 31, 2011 AND 2010

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

There were no potentially dilutive shares outstanding as of October 31, 2011 or 2010.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $71,117 at October 31, 2011, a net loss of $18,211 and net cash used in operating activities of $14,942 for the interim period then ended, respectively, with no revenues earned since inception.

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

We are a development-stage company that has not generated any revenue and has had limited operations to date. From June 5, 2008 (inception) to October 31, 2011, we have incurred accumulated net losses of $71,117. As of October 31, 2011, we had total assets of $15,384, and total liabilities of $36,501. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER  31, 2011 AND 2010

REVENUES

We had no revenues for the period from June 5, 2008 (date of inception) through October 31, 2011.

EXPENSES

Our expenses for the nine months ended October 31, 2011 and 2010 were $18,211 and $12,305. Our expenses since our inception were $71,117. These expenses were comprised primarily of general and administrative, and legal and accounting expenses.

NET INCOME (LOSS)

Our net loss for the nine months ended October 31, 2011 and 2010 was $18,211 and $12,305. During the period from June 5, 2008 (date of inception) through October 31, 2011, we incurred a net loss of $71,117. This loss consisted primarily of administrative expenses and professional fees. Since inception, we have sold 2,200,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of October 31, 2011 reflects assets of $15,384. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

The financial statements contained herein for the fiscal quarter ended October 31, 2011, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There is a significant risk that we will be unable to continue as a going concern.

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

As of October 31, 2011, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101*          Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
* To be filed by Amendment

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ONLINE TELE-SOLUTIONS, INC.


Dated December 15, 2011            By: /s/ Mario Jakiri Tolentino
                                       -----------------------------------------
                                       Mario Jakiri Tolentino,
                                       President, Treasurer and Director
                                       Principal Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures                                     Title                            Date
----------                                     -----                            ----


/s/ Mario Jakiri Tolentino          President, Treasurer and Director       December 15, 2011
--------------------------------
Mario Jakiri Tolentino