Form 10-K
period 2012-01-31
Online Tele-Solutions, Inc.
filed 2012-05-15
CIK 1475065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended January 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ___________ to ______________

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of July 31, 2011 was approximately $35,000 based upon 700,000 shares held by non-affiliates and a closing market price of $0.05 per share on the last day of the registrant's most recently completed second fiscal quarter.

As of May 15, 2012, there were 66,000,000 shares of common stock issued and outstanding.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.     Business                                                           4
ITEM 1A.    Risk Factors                                                      11
ITEM 2.     Properties                                                        17
ITEM 3.     Legal Proceedings                                                 17
ITEM 4.     Mine safety Disclosures                                           17

                                     PART II

ITEM 5.     Market for the Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 17
ITEM 6.     Selected Financial Data                                           18
ITEM 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             18
ITEM 8.     Financial Statements and Supplementary Data                       26
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                              40
ITEM 9A.    Controls and Procedures                                           40
ITEM 9B.    Other Information                                                 41

                                    PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance            41
ITEM 11.    Executive Compensation                                            42
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   43
ITEM 13.    Certain Relationships and Related Transactions, and Director
            Independence                                                      45
ITEM 14.    Principal Accountant Fees and Services                            45

                                    PART IV

ITEM 15.    Exhibits Financial Statement Schedules                            45
Signatures                                                                    46

                                     PART I

FORWARD LOOKING STATEMENTS

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

PRODUCT DEVELOPMENT

EARLY STAGE DEVELOPMENT - We are currently building our website and to date have completed approximately 90% of its development. We plan to launch an "INFORMATION ONLY" web site during the third quarter of the fiscal year ended January 31, 2013. By doing so our plan is to be able to begin building interest in our Company during the development phase, and that this will encourage web site visitors to return at a later date.

HIRING OF CONTRACTOR FOR SOFTWARE DEVELOPMENT - We have hired an outside contractor for software development, which will entail integrating an open source telephony software program with an open source CRM program. We expect the initial work, which includes completion of our "information only" website and initial database design, will be completed within approximately during the third quarter of our fiscal year ended January 31, 2013. We expect the balance of the project, which includes the continued development of our software, will be completed during the first quarter of our fiscal year ended January 31, 2013. We will require additional funding in order to complete plans beyond our initial budget for developmental expenses.

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

SALES REVENUE

We anticipate that our revenue will come from two primary sources: first, from direct sales to small and medium business owners that subscribe to our online call center services and second, from our network of resellers. We anticipate that our operations will begin to generate revenue approximately 18 to 24 months following the date of this prospectus.

One of our long-term goals is to educate and develop our network of resellers to be able to handle sales inquiries. In order to achieve this, we intend to actively solicit resellers during the 18 months following the date of this prospectus. We plan to have our reseller network attend routine and periodic training throughout their tenure to assure their competitiveness. To date we have not identified any resellers, although we intend to continue this approach.

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

ACTIVITIES TO DATE

We have begun the development of our non-functional information-only website and have commenced development of our software. We have also identified a developer and management is working with them to design our database. We expect to have our non-functional information-only website operational by the end of October 2012. We have begun the full development of our software. We will commence our marketing efforts upon the development of our downloadable client software. Further, we have researched the market for computer servers and a web hosting service, and we have identified office space that we deem adequate, although no formal written agreements have been entered into.

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

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

We have not incurred any research and development costs to date. We have plans to undertake certain research and development activities during the first 12 months following the date of this prospectus related to the development of our website.

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

We were incorporated on June 5, 2008 and our business is in the development stage. To date, we have not earned any revenues. Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. Our business activities during the 12 to 18 months following the date of this prospectus will be focused on the development of our website, the development of a network of resellers and the establishment of our brand name. We may not attain profitable operations and our management may not succeed in realizing our business objectives.

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

There is no public market for our securities and there can be no assurance that an active trading market for the securities offered herein will develop after this offering by the selling stockholders, or, if developed, be sustained. After the effective date of the registration statement of which this prospectus is a part, we intend to try to identify a market maker to file an application with the Financial Industry Regulatory Authority ("FINRA") to have our common stock quoted on the Over-the-Counter Bulletin Board. We will have to satisfy certain criteria in order for our application to be accepted. We do not currently have a market maker that is willing to participate in this application process, and even if we identify a market maker, there can be no assurance as to whether we will meet the requisite criteria or that our market maker's application will be accepted. Our common stock may never be quoted on the Over-the-Counter Bulletin Board, or, even if quoted, a public market may not materialize or even if a public market-materializes will be sustained.

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

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH YOU CAN SELL THE SHARES OFFERED BY THIS PROSPECTUS.

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

As of May 15, 2012, our officer and directors beneficially owned 45,600,000 shares of our common stock in the aggregate, or approximately 69.09% of our issued and outstanding common stock. As a result, our officer and directors will have significant influence to:

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

ADDITIONAL ISSUANCES OF OUR SECURITIES MAY RESULT IN IMMEDIATE DILUTION TO EXISTING SHAREHOLDERS.

We are authorized to issue up to 300,000,000 shares of common stock, $0.0001 par value per share, of which 66,000,000 shares of common stock are currently issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of common, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. We may issue shares in connection with financing arrangements or otherwise. Any such issuances will result in immediate dilution to our existing shareholders' interests, which will negatively affect the value of your shares.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

Our Common Stock is traded on the over-the-counter market and quoted on the OTCBB under the symbol "ONTS" On January 31, 2012, the closing price for our Common Stock as reported on the OTCBB was unavailable as our Common Stock has not traded.

The high and the low bid prices for our Common Stock is based on inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended January 31, 2012 (no quotes are available for the previous fiscal year as our stock has not traded ):

For the Fiscal Year Ended January 31, 2012

          For the Quarter ended              High           Low
          ---------------------              ----           ---
          January 31                         N/A            N/A
          October 31                         N/A            N/A
          July 31                            N/A            N/A
          April 30                           N/A            N/A

HOLDERS OF OUR COMMON STOCK

On May 16, 2012, the shareholders' list of our common stock showed 37 registered shareholder and 66,000,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

As of January 31, 2012, we had not adopted an equity compensation plan and had not granted any stock options.

Recent Sales of Unregistered Securities

During the fiscal year ended January 31, 2012 we have not sold any equity securities not registered under the Securities Act.

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

BASIS OF PRESENTATION

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board ("FASB") Accounting Standards
Codification. Although the Company has recognized some nominal amount of revenues since inception, the Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company. All losses accumulated since inception have been considered as part of the Company's development stage activities.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company's significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company's financial assets and liabilities, such as accrued expenses approximate their fair values because of the short maturity of these instruments.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived asset, which includes deposit on software, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there was an impairment of its long-lived asset as of January 31, 2011 and wrote off the $15,000 deposit to general and administrative

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RELATED PARTIES

The  Company  follows   subtopic   850-10  of  the  FASB  Accounting   Standards
Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involvedb. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

COMMITMENT AND CONTINGENCIES

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.

REVENUE RECOGNITION

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

INCOME TAX PROVISION

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25") with regards to uncertainty income taxes.
Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of
Section 740-10-25 for the fiscal year ended January 31, 2012 or 2011.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income
(loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

There were no potentially outstanding dilutive common shares for the fiscal year ended January 31, 2012 or 2011.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 "COMPREHENSIVE INCOME" ("ASU 2011-05"), which was the result of a joint project with the IASB and amends the guidance in ASC 220, COMPREHENSIVE INCOME, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders' equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders' equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 "INTANGIBLES--GOODWILL AND OTHER: TESTING GOODWILL FOR IMPAIRMENT" ("ASU 2011-08"). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 "PROPERTY, PLANT AND EQUIPMENT: DERECOGNITION OF IN SUBSTANCE REAL ESTATE-A SCOPE CLARIFICATION" ("ASU 2011-09"). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 "BALANCE SHEET: DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES" ("ASU 2011-11"). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 "COMPREHENSIVE INCOME: DEFERRAL OF THE EFFECTIVE DATE FOR AMENDMENTS TO THE PRESENTATION OF RECLASSIFICATIONS OF ITEMS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME IN ACCOUNTING STANDARDS UPDATE NO. 2011-05" ("ASU
2011-12"). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

OTHER RECENTLY ISSUED, BUT NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

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

EXPENSES

Our expenses for the twelve month periods ended January 31, 2012 and 2011, were $21,711 and $30,996, respectively. During the period from June 5, 2008 (date of inception) through January 31, 2012, we incurred expenses of $74,617. These expenses were comprised primarily of professional fees and general and administrative expenses.

NET INCOME (LOSS)

Our net loss for the twelve-month periods ended January 31, 2012 and 2011, were $21,711 and $30,966, respectively. During the period from June 5, 2008 (date of inception), through January 31, 2012, we incurred a net loss of $74,617. This loss consisted of professional fees and general and administrative expenses. Since inception, we have sold 66,000,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of January 31, 2012, reflects assets of $15,384 in the form of cash. Since inception, we have sold 66,000,000 shares of common stock with gross proceeds of $50,000. Cash resources provided from our capital formation activities have, from inception, been sufficient to provide the working capital necessary to operate our Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           Online Tele-Solutions, Inc.
                          (A Development Stage Company)
                            January 31, 2012 and 2011
                        Index to the Financial Statements

Contents                                                                 Page(s)
--------                                                                 -------

Report of Independent Registered Public Accounting Firm.......................27

Balance Sheets at January 31, 2012 and 2011...................................28

Statements of Operations for the Fiscal Year Ended January 31, 2012 and
2011 and for the Period from June 5, 2008 (inception) through
January 31, 2012 .............................................................29

Statement of Stockholders' Equity (Deficit) for the Period from
June 5, 2008 (inception) through January 31, 2012 ............................30

Statements of Cash Flows for the Fiscal Year Ended January 31, 2012
and 2011 and for the Period from June 5, 2008 (inception) through
January 31, 2012 .............................................................31

Notes to the Financial Statements.............................................32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Online Tele-Solutions, Inc.
(A development stage company)
Singapore

We have audited the accompanying balance sheets of Online Tele-Solutions, Inc., a development stage company, (the "Company") as of January 31, 2012 and 2011 and the related statements of operations, stockholders' equity (deficit) and cash flows for the fiscal years then ended and for the period from June 5, 2008 (inception) through January 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2012 and 2011 and the results of its operations and its cash flows for the fiscal years then ended and for the period from June 5, 2008 (inception) through January 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at January 31, 2012, and had a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Li & Company, PC
-------------------------------------
Li & Company, PC
Skillman, New Jersey
May 15, 2012

                           Online Tele-Solutions, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                January 31,        January 31,
                                                                   2012               2011
                                                                 --------           --------
ASSETS

CURRENT ASSETS:
  Cash                                                           $ 15,384           $    126
  Prepaid expenses                                                     --              2,400
                                                                 --------           --------
      TOTAL CURRENT ASSETS                                         15,384              2,526
                                                                 --------           --------

      TOTAL ASSETS                                               $ 15,384           $  2,526
                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $  9,301           $  4,932
  Advances from stockholders                                       30,700                500
                                                                 --------           --------
      TOTAL CURRENT LIABILITIES                                    40,001              5,432
                                                                 --------           --------

STOCKHOLDERS' DEFICIT:
  Common stock at $0.0001 par value: 300,000,000 shares
   authorized, 66,000,000 shares issued and outstanding             6,600              6,600
  Additional paid-in capital                                       43,400             43,400
  Accumulated deficit                                             (74,617)           (52,906)
                                                                 --------           --------
      TOTAL STOCKHOLDERS' DEFICIT                                 (24,617)            (2,906)
                                                                 --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $ 15,384           $  2,526
                                                                 ========           ========


               See accompanying notes to the financial statements.

                           Online Tele-Solutions, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                               For the
                                                                                             Period from
                                                 For the                For the             June 5, 2008
                                               Fiscal Year            Fiscal Year            (inception)
                                                  Ended                  Ended                 through
                                                January 31,            January 31,            January 31,
                                                   2012                   2011                   2012
                                               ------------           ------------           ------------
NET REVENUES                                   $         --           $         --           $         --

OPERATING EXPENSES:
  Professional fees                                  16,317                 11,073                 45,371
  General and administrative expenses                 5,394                 19,923                 29,246
                                               ------------           ------------           ------------
TOTAL OPERATING EXPENSES                             21,711                 30,996                 74,617
                                               ------------           ------------           ------------
LOSS BEFORE INCOME TAX PROVISION                    (21,711)               (30,996)               (74,617)

INCOME TAX PROVISION                                     --                     --                     --
                                               ------------           ------------           ------------

NET LOSS                                       $    (21,711)          $    (30,996)          $    (74,617)
                                               ============           ============           ============
NET LOSS PER COMMON SHARE
 -BASIC AND DILUTED                            $      (0.00)          $      (0.00)
                                               ============           ============
WEIGHTED COMMON SHARES OUTSTANDING
 -BASIC AND DILUTED                              66,000,000             66,000,000
                                               ============           ============


               See accompanying notes to the financial statements

                           Online Tele-Solutions, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
      For the Period from June 5, 2008 (Inception) Through January 31, 2012

                                                  Common Stock,                                    Deficit
                                                $0.0001 Par Value                                Accumulated         Total
                                             ------------------------           Additional       during the       Stockholders'
                                            Number of                            paid-in         Development         Equity
                                             Shares            Amount            Capital            Stage           (Deficit)
                                             ------            ------            -------            -----           ---------
Balance, June 5, 2008 (inception)                   --       $        --       $        --       $        --       $        --

Shares issued for cash at
 $0.0003 per share on August 1, 2008        45,000,000             4,500            10,500                --            15,000

Shares issued for cash at $0.0017
 per share from August 1, 2008
 through October 27, 2008                   21,000,000             2,100            32,900                --            35,000

Net loss                                                                                              (4,500)           (4,500)
                                           -----------       -----------       -----------       -----------       -----------
Balance, January 31, 2009                   66,000,000             6,600            43,400            (4,500)           45,500

Net loss                                                                                             (17,410)          (17,410)
                                           -----------       -----------       -----------       -----------       -----------
Balance, January 31, 2010                   66,000,000             6,600            43,400           (21,910)           28,090

Net loss                                                                                             (30,996)          (30,996)
                                           -----------       -----------       -----------       -----------       -----------
Balance, January 31, 2011                   66,000,000             6,600            43,400           (52,906)           (2,906)

Net loss                                                                                             (21,711)          (21,711)
                                           -----------       -----------       -----------       -----------       -----------

Balance, January 31, 2012                   66,000,000       $     6,600       $    43,400       $   (74,617)      $   (24,617)
                                           ===========       ===========       ===========       ===========       ===========


               See accompanying notes to the financial statements.

                           Online Tele-Solutions, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                    For the
                                                                                                  Period from
                                                              For the            For the          June 5, 2008
                                                             Fiscal Year        Fiscal Year        (inception)
                                                               Ended              Ended              through
                                                             January 31,        January 31,        January 31,
                                                                2012               2011               2012
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(21,711)          $(30,996)          $(74,617)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Write off of deposit on software                               --             15,000             15,000
  Changes in operating assets and liabilities:
     Prepaid expenses                                            2,400             (2,400)                --
     Accrued expenses                                            4,369             (2,068)             9,301
                                                              --------           --------           --------
           NET CASH USED IN OPERATING ACTIVITIES               (14,942)           (20,464)           (50,316)
                                                              --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on software purchase                                      --                 --            (15,000)
                                                              --------           --------           --------
           NET CASH USED IN INVESTING ACTIVITIES                    --                 --            (15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Amounts received from (paid to) stockholders                  30,200                 --             30,700
  Proceeds from sale of common stock                                --                 --             50,000
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES            30,200                 --             80,700
                                                              --------           --------           --------
NET CHANGE IN CASH                                              15,258            (20,464)            15,384
Cash at beginning of period                                        126             20,590                 --
                                                              --------           --------           --------

CASH AT END OF PERIOD                                         $ 15,384           $    126           $ 15,384
                                                              ========           ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Interest paid                                               $     --           $     --           $     --
                                                              ========           ========           ========
  Income tax paid                                             $     --           $     --           $     --
                                                              ========           ========           ========


               See accompanying notes to the financial statements.

                           Online Tele-Solutions, Inc.
                          (A Development Stage Company)
                            January 31, 2012 and 2011
                        Notes to the Financial Statements


NOTE 1 - ORGANIZATION AND OPERATIONS

ONLINE TELE-SOLUTIONS, INC.

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

AMENDMENT TO THE ARTICLES OF INCORPORATION

     On March 9, 2012 the Board of Directors and the consenting stockholders adopted and approved a resolution to (i) amend to its Articles of Incorporation to (a) increase the number of shares of authorized common stock from 50,000,000 to 300,000,000; and (b) change the par value of each such common stock from $0.001 per share to $0.0001 per share; and (ii) effectuate a forward split of all issued and outstanding shares of common stock, at a ratio of thirty-for-one (30:1) (the "Stock Split").

     All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the Stock Split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

DEVELOPMENT STAGE COMPANY

     The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification. Although the Company has recognized some nominal amount of revenues since inception, the Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company. All losses accumulated since inception have been considered as part of the Company's development stage activities.

USE OF ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     The Company's significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

     Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

     Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

     The carrying amounts of the Company's financial assets and liabilities, such as accrued expenses approximate their fair values because of the short maturity of these instruments.

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

     It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived asset, which includes deposit on software, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

     The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there was an impairment of its long-lived asset as of January 31, 2011 and wrote off the $15,000 deposit to general and administrative

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RELATED PARTIES

     The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

     Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

     The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involvedb. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

COMMITMENT AND CONTINGENCIES

     The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

     If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

     Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company's business, financial position, and results of operations or cash flows.

REVENUE RECOGNITION

     The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

INCOME TAX PROVISION

     The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

     The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25") with regards to uncertainty income taxes.
Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

UNCERTAIN TAX POSITIONS

     The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of
Section 740-10-25 for the fiscal year ended January 31, 2012 or 2011.

NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

     There were no potentially outstanding dilutive common shares for the fiscal year ended January 31, 2012 or 2011.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-05

     In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 "COMPREHENSIVE INCOME" ("ASU 2011-05"), which was the result of a joint project with the IASB and amends the guidance in ASC 220, COMPREHENSIVE INCOME, by eliminating the option to present components of other comprehensive income
(OCI) in the statement of stockholders' equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders' equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

     The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-08

     In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 "INTANGIBLES--GOODWILL AND OTHER: TESTING GOODWILL FOR IMPAIRMENT" ("ASU 2011-08"). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

     The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-10

     In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 "PROPERTY, PLANT AND EQUIPMENT: DERECOGNITION OF IN SUBSTANCE REAL ESTATE-A SCOPE CLARIFICATION" ("ASU 2011-09"). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

     The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-11

     In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 "BALANCE SHEET: DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES" ("ASU 2011-11"). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

     The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB ACCOUNTING STANDARDS UPDATE NO. 2011-12

     In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 "COMPREHENSIVE INCOME: DEFERRAL OF THE EFFECTIVE DATE FOR AMENDMENTS TO THE PRESENTATION OF RECLASSIFICATIONS OF ITEMS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME IN ACCOUNTING STANDARDS UPDATE NO. 2011-05" ("ASU
2011-12"). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

     All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

OTHER RECENTLY ISSUED, BUT NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

     Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business

     As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at January 31, 2012, a net loss and net cash used in operating activities for the fiscal year then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     While the Company is attempting to commence operations and generate revenues, the Company's cash position may not be sufficient enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to commence operations and generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

     The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - DEPOSIT

     The Company follows section 350-50-25 of the FASB Accounting Standards Codification, WEBSITE DEVELOPMENT COSTS, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Under 350-50-25, costs related to certain website development activities are expensed as incurred (such as planning and operating stage activities). Costs relating to certain website application and infrastructure development are generally capitalized, and are amortized over its estimated useful life of two (2) years. The Company made a deposit of $15,000 for initial stage software development and wrote off the $15,000 deposit to general and administrative expenses in the fiscal year ended January 31, 2011 due to the Company having insufficient funding to continue software and website development.

NOTE 5 - RELATED PARTY TRANSACTIONS

FREE OFFICE SPACE

     The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

ADVANCES FROM STOCKHOLDER

     From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT)

SHARES AUTHORIZED

     Upon formation the total number of shares of common stock which the Company is authorized to issue is Fifty Million (50,000,000) shares, par value $0.001 per share.

     On March 9, 2012 the Board of Directors and the consenting stockholders adopted and approved a resolution to effect an amendment to our Articles of Incorporation to increase the number of shares of authorized common stock from 50,000,000 to 300,000,000. The par value of each such common stock shall be decreased from $0.001 per share to $0.0001 per share.

COMMON STOCK

     On August 1, 2008, the Company issued 45,000,000 shares of common stock at $0.0003 per share to the company's president for total cash proceeds of $15,000.

     For the period from August 1, 2008 through October 27, 2008, the Company issued 21,000,000 shares of common stock at $0.0017 per share for total cash proceeds of $35,000.

NOTE 7 - INCOME TAX PROVISION

DEFERRED TAX ASSETS

     At January 31, 2012, the Company had net operating loss ("NOL") carry-forwards for Federal income tax purposes of $74,617 that may be offset against future taxable income through 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company's net deferred tax assets of approximately $25,370 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

     Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $7,382 and $10,539 for the fiscal years ended January 31, 2012 and 2011, respectively.

     Components of deferred tax assets at January 31, 2012 and 2011 are as follows:

                                                       January 31,   January 31,
                                                          2012          2011
                                                        --------      --------
Net deferred tax assets - non-current:
  Expected income tax benefit from NOL carry-forwards   $ 25,370      $ 17,988
  Less valuation allowance                               (25,370)      (17,988)
                                                        --------      --------

Deferred tax assets, net of valuation allowance         $     --      $     --
                                                        ========      ========

INCOME TAX PROVISION IN THE STATEMENTS OF OPERATIONS

     A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

                                                        For the       For the
                                                      Fiscal Year   Fiscal Year
                                                         Ended         Ended
                                                       January 31,   January 31,
                                                          2012          2011
                                                        --------      --------
Federal statutory income tax rate                           34.0%         34.0%
Change in valuation allowance on net operating
 loss carry-forwards                                       (34.0)        (34.0)
                                                        --------      --------

Effective income tax rate                                    0.0%          0.0%
                                                        ========      ========

NOTE 8 - SUBSEQUENT EVENTS

     The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended January 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE EXECUTIVE OFFICER AND DIRECTORS

Our officers and directors and their ages and positions are as follows:

Name                            Age           Position
----                            ---           --------
Mario Jakiri Tolentino          43            President, Treasurer and Director
Owen A. Orendain                41            Director

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended March 31, 2010 are set out in the summary compensation table below:

     *    our Chief Executive Officer (Principal Executive Officer);
     *    our Chief Financial Officer (Principal  Financial Officer);
     * each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial
          Officer, who were serving as executive officers at the end of the fiscal year ended January 31, 2012; and
     * up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended January 31, 2012;

         (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                     Non-Equity  Nonqualified
               Fiscal                                                Incentive    Deferred        All
 Name and       Year                                                   Plan        Compen-       Other
 Principal     Ended                            Stock      Option     Compen-      sation       Compen-
 Position     July 31,   Salary($)   Bonus($)  Awards($)  Awards($)   sation($)   Earnings($)   sation($)  Totals($)
------------  --------   --------    -------   --------   --------    --------    ----------    --------   --------
Mr. Mario      2012        0            0         0          0           0            0            0          0
Jakiri         2011        0            0         0          0           0            0            0          0
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

COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended January 31, 2012.

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

                  Name and Address         Amount and Nature        Percentage
Title of Class    of Beneficial Owner   of Beneficial Ownership     of Class(1)
--------------    -------------------   -----------------------     -----------
Common Stock      Mr. Mario Jakiri            22,500,000              34.09%
                  Tolentino

Common Stock      Mr. Owen A. Orendain        23,100,000(2)           35.00%

Common Stock      All Officers as a Group     45,600,000              69.09%

----------
(1)  Based on 66,000,000 shares of our common stock outstanding.
(2) Represents 22,500,000 shares of common stock owned directly and 600,000 shares of common stock owned by Mr. Orendain's wife. Mr. Orendain expressely disclaims beneficial ownership with respect to the shares of common stock owned by his wife.

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

As at January 31, 2012, there is a balance owing to a stockholder of the Company in the amount of $30,700.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended January 31, 2012, Li & Company, PC billed us for $4,500 in audit fees. For the year-ended January 31, 2011, Li & Company, PC billed us for $4,500 in audit fees, including S-1 review fees.

REVIEW FEES

Li & Company, PC billed us $2,250 for reviews of our quarterly financial statements in 2012 that are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Li & Company, PC for tax compliance, tax advice, tax planning or other work during our fiscal year ended January 31, 2012.

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

101      Interactive data files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ONLINE TELE-SOLUTIONS INC.


                                      By: /s/ Mario Jakiri Tolentino
                                          --------------------------------------
                                          Mario Jakiri Tolentino
                                          President, Treasurer and Director
                                          (Principal  Executive  Officer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer)

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

Signatures                                          Title                                          Date
----------                                          -----                                          ----

/s/ Mario Jakiri Tolentino              President, Treasurer and Director (Principal            May 15, 2012
-----------------------------------     Executive Officer, Principal Financial Officer
Mario Jakiri Tolentino                  and Principal Accounting Officer)


/s/ Owen A. Orendain                    Director                                                May 15, 2012
-----------------------------------
Owen A. Orendain