Form 10-K/A
period 2012-01-31
Online Tele-Solutions, Inc.
filed 2012-05-16
CIK 1475065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended January 31, 2012, filed with the Securities and Exchange Commission on May 15, 2012 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

31.1* Certification of the Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101      Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
* Previously Filed

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ONLINE TELE-SOLUTIONS INC.


May 16, 2012                          By: /s/ Mario Jakiri Tolentino
                                          --------------------------------------
                                          Mario Jakiri Tolentino
                                          President, Treasurer and Director
                                          (Principal  Executive  Officer,
                                          Principal Financial Officer and
                                          Principal Accounting Officer)

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

Signatures                                          Title                                          Date
----------                                          -----                                          ----


/s/ Mario Jakiri Tolentino              President, Treasurer and Director (Principal            May 16, 2012
-----------------------------------     Executive Officer, Principal Financial Officer
Mario Jakiri Tolentino                  and Principal Accounting Officer)



/s/ Owen A. Orendain                    Director                                                May 16, 2012
-----------------------------------
Owen A. Orendain

                                       3