Form 10-Q
period 2012-04-30
Online Tele-Solutions, Inc.
filed 2012-06-07
CIK 1475065

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                   For the fiscal quarter ended April 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to ___________

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

The issuer had 66,000,000 shares of its common stock issued and outstanding as of June 7, 2012.

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

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.  Financial Statements                                                  5
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                17
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk           19
ITEM 4.  Controls and Procedures                                              19

                                     PART II

ITEM 1.  Legal Proceedings                                                    19
ITEM 1A. Risk Factors                                                         19
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds          19
ITEM 3.  Defaults upon Senior Securities                                      20
ITEM 4.  Mine Safety Disclosures                                              20
ITEM 5.  Other Information                                                    20
ITEM 6.  Exhibits                                                             20

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                           Online Tele-Solutions, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                   April 30,         January 31,
                                                                     2012               2012
                                                                   --------           --------
                                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                             $  5,884           $ 15,384
                                                                   --------           --------
      TOTAL CURRENT ASSETS                                            5,884             15,384
                                                                   --------           --------

      TOTAL ASSETS                                                 $  5,884           $ 15,384
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $  6,301           $  9,301
  Advances from stockholders                                         30,700             30,700
                                                                   --------           --------
      TOTAL CURRENT LIABILITIES                                      37,001             40,001
                                                                   --------           --------

STOCKHOLDERS' DEFICIT:
  Preferred stock at $0.0001 par value: 25,000,000 shares
   authorized; none issued or outstanding                                --                 --
  Common stock at $0.0001 par value: 300,000,000 shares
   authorized, 66,000,000 shares issued and outstanding               6,600              6,600
  Additional paid-in capital                                         43,400             43,400
  Accumulated deficit                                               (81,117)           (74,617)
                                                                   --------           --------
      TOTAL STOCKHOLDERS' DEFICIT                                   (31,117)           (24,617)
                                                                   --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $  5,884           $ 15,384
                                                                   ========           ========


               See accompanying notes to the financial statements.

                           Online Tele-Solutions, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                          For the Period from
                                                                                             June 5, 2008
                                               Three Months           Three Months           (inception)
                                                  Ended                  Ended                 through
                                                 April 30,              April 30,              April 30,
                                                   2012                   2011                   2012
                                               ------------           ------------           ------------
                                                (Unaudited)            (Unaudited)            (Unaudited)
NET REVENUES                                   $         --           $         --           $         --

OPERATING EXPENSES:
  Professional fees                                   6,500                  1,250                 51,871
  General and administrative expenses                    --                  1,100                 29,246
                                               ------------           ------------           ------------
TOTAL OPERATING EXPENSES                              6,500                  2,350                 81,117
                                               ------------           ------------           ------------

LOSS BEFORE INCOME TAX PROVISION                     (6,500)                (2,350)               (81,117)
INCOME TAX PROVISION                                     --                     --                     --
                                               ------------           ------------           ------------

NET LOSS                                       $     (6,500)          $     (2,350)          $    (81,117)
                                               ============           ============           ============
NET LOSS PER COMMON SHARE
 - BASIC AND DILUTED:                          $      (0.00)          $      (0.00)
                                               ============           ============
WEIGHTED COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED                             66,000,000             66,000,000
                                               ============           ============


               See accompanying notes to the financial statements

                           Online Tele-Solutions, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
       For the Period from June 5, 2008 (Inception) Through April 30, 2012
                                   (Unaudited)


                                                                                        Deficit
                                                 Common Stock,                        Accumulated        Total
                                               $0.0001 Par Value        Additional    During the     Stockholders'
                                            ----------------------       Paid in      Development       Equity
                                            Shares          Amount       Capital         Stage         (Deficit)
                                            ------          ------       -------         -----         ---------
Balance, June 5, 2008 (inception)                 --      $      --     $      --      $      --       $      --

Shares issued for cash at $0.0003
 per share on August 1, 2008              45,000,000          4,500        10,500             --          15,000

Shares issued for cash at $0.0017
 per share from August 1, 2008
 through October 27, 2008                 21,000,000          2,100        32,900             --          35,000

Net loss                                                                                  (4,500)         (4,500)
                                          ----------      ---------     ---------      ---------       ---------
Balance, January 31, 2009                 66,000,000          6,600        43,400         (4,500)         45,500

Net loss                                                                                 (17,410)        (17,410)
                                          ----------      ---------     ---------      ---------       ---------
Balance, January 31, 2010                 66,000,000          6,600        43,400        (21,910)         28,090

Net loss                                                                                 (30,996)        (30,996)
                                          ----------      ---------     ---------      ---------       ---------
Balance, January 31, 2011                 66,000,000          6,600        43,400        (52,906)         (2,906)

Net loss                                                                                 (21,711)        (21,711)
                                          ----------      ---------     ---------      ---------       ---------
Balance, January 31, 2012                 66,000,000          6,600        43,400        (74,617)        (24,617)

Net loss                                                                                  (6,500)         (6,500)
                                          ----------      ---------     ---------      ---------       ---------

Balance, April 30, 2012                   66,000,000      $   6,600     $  43,400      $ (81,117)      $ (31,117)
                                          ==========      =========     =========      =========       =========


               See accompanying notes to the financial statements.

                           Online Tele-Solutions, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                               For the Period from
                                                                                                  June 5, 2008
                                                            Three Months       Three Months       (inception)
                                                               Ended              Ended             through
                                                              April 30,          April 30,          April 30,
                                                                2012               2011               2012
                                                              --------           --------           --------
                                                             (Unaudited)        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (6,500)          $ (2,350)          $(81,117)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Write off of deposit on software                               --                 --             15,000
  Changes in operating assets and liabilities:
     Prepaid expenses                                               --                800                 --
     Accrued expenses                                           (3,000)             1,350              6,301
                                                              --------           --------           --------
           NET CASH USED IN OPERATING ACTIVITIES                (9,500)              (200)           (59,816)
                                                              --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on software purchase                                      --                 --            (15,000)
                                                              --------           --------           --------
           NET CASH USED IN INVESTING ACTIVITIES                    --                 --            (15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Amounts received from (paid to) stockholders                      --                200             30,700
  Proceeds from sale of common stock                                --                 --             50,000
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                --                200             80,700
                                                              --------           --------           --------
NET CHANGE IN CASH                                              (9,500)                --              5,884
Cash at beginning of period                                     15,384                126                 --
                                                              --------           --------           --------

Cash at end of period                                         $  5,884           $    126           $  5,884
                                                              ========           ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Interest paid                                               $     --           $     --           $     --
                                                              ========           ========           ========
  Income tax paid                                             $     --           $     --           $     --
                                                              ========           ========           ========


               See accompanying notes to the financial statements.

                           Online Tele-Solutions, Inc.
                          (A Development Stage Company)
                             April 30, 2012 and 2011
                        Notes to the Financial Statements
                                   (Unaudited)


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

AMENDMENT TO THE ARTICLES OF INCORPORATION

     On March 9, 2012, the Board of Directors and the consenting stockholders adopted and approved a resolution to (i) amend its Articles of Incorporation to
(a) increase the number of shares of authorized common stock from 50,000,000 to 300,000,000; (b) create 25,000,000 shares of "blank check" preferred stock with a par value of $0.0001 per share; and (c) change the par value of the common stock from $0.001 per share to $0.0001 per share; and (ii) effectuate a forward split of all issued and outstanding shares of common stock, at a ratio of thirty-for-one (30:1) (the "Stock Split").

     All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the Stock Split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended January 31, 2012 and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the SEC on May 15, 2012.

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

     Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

UNCERTAIN TAX POSITIONS

     The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of
Section 740-10-25 for the interim period ended April 30, 2012 or 2011.

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

     There were no potentially outstanding dilutive common shares for the interim period ended April 30, 2012 or 2011.

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

NOTE 3 - GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business

     As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at April 30, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT)

SHARES AUTHORIZED

     Upon formation the total number of shares of common stock which the Company is authorized to issue is Fifty Million (50,000,000) shares, par value $0.001 per share.

     On March 9, 2012 the Board of Directors and the consenting stockholders adopted and approved a resolution to effectuate an amendment to its Articles of Incorporation to (i) increase the number of shares of authorized common stock from 50,000,000 to 300,000,000 and (ii) create 25,000,000 shares of "blank check" preferred stock with a par value of $0.0001 per share and (iii) decrease the par value of common stock from $0.001 per share to $0.0001 per share.

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

We are a development-stage company that has not generated any revenue and has had limited operations to date. From June 5, 2008 (inception) to April 30, 2012, we have incurred accumulated net losses of $81,117. As of April 30, 2012, we had total assets of $5,884, and total liabilities of $37,001. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

We intend to develop and offer Internet-based hosted call center services for small-to-medium- sized companies, or companies with between 10 - 500 employees, that are seeking to establish their own internal support and telemarketing divisions. We intend to provide call-center software to our customers which will enable them to handle outbound calls, inbound calls and a combination of both from their own locations. We intend to host our customers' calling data on our servers, so that our customers can access the functionality of our software via a web browser such as Internet Explorer. We expect our product will blend together features of Voice over Internet Protocol ("VoIP") technology and customer relationship management ("CRM") software. To date, we have secured office space, taken steps to retain a transfer agent, and have been in contact with professional advisors regarding legal compliance, accounting disclosure statements and financial reporting. We also have begun our planning for developing a website and searching for a contractor to develop that website. We intend to launch our "information only" web site late in calendar year 2012.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2012 AND 2011

REVENUES

We had no revenues for the period from June 5, 2008 (date of inception) through April 30, 2012.

EXPENSES

Our expenses for the three months ended April 30, 2012 and 2011 were $6,500 and $2,350. Our expenses since our inception were $81,117. These expenses were comprised primarily of general and administrative and legal and accounting expenses.

NET INCOME (LOSS)

Our net loss for the three months ended April 30, 2012 and 2011 was $6,500 and $2,350. During the period from June 5, 2008 (date of inception) through April 30, 2012, we incurred a net loss of $81,117. This loss consisted primarily of administrative expenses and professional fees. Since inception, we have sold 66,000,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of April 30, 2012 reflects assets of $5,884. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

The financial statements contained herein for the fiscal quarter ended April 30, 2012, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There is a significant risk that we will be unable to continue as a going concern.

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

As of April 30, 2012, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in our S-1 filed on October 29, 2009, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SAFETY MINE DISCLOSURES.

None.

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

                                          ONLINE TELE-SOLUTIONS, INC.


                                          By: /s/ Mario Jakiri Tolentino
                                              ----------------------------------
                                              Mario Jakiri Tolentino, President,
                                              Treasurer and Director Principal
                                              Executive and Financial Officer

Dated June 7, 2012

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures                                Title                        Date
----------                                -----                        ----


/s/ Mario Jakiri Tolentino          President, Treasurer           June 7, 2012
-------------------------------     and Director
Mario Jakiri Tolentino