Form 10-Q
period 2012-07-31
Online Tele-Solutions, Inc.
filed 2012-09-18
CIK 1475065

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                   For the fiscal quarter ended July 31, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The issuer had 66,000,000 shares of its common stock issued and outstanding as of September 14, 2012.

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           Online Tele-Solutions, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                         July 31, 2012        January 31, 2012
                                                                         -------------        ----------------
                                                                          (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                                     $  4,714               $ 15,384
                                                                           --------               --------

      Total Current Assets                                                    4,714                 15,384
                                                                           --------               --------

      Total Assets                                                         $  4,714               $ 15,384
                                                                           ========               ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                    $  7,801               $  9,301
  Advances from stockholders                                                 30,700                 30,700
                                                                           --------               --------

      Total Current Liabilities                                              38,501                 40,001
                                                                           --------               --------
STOCKHOLDERS' DEFICIT:
  Preferred stock at $0.0001 par value: 25,000,000 shares authorized;
   none issued or outstanding                                                    --                     --
  Common stock at $0.0001 par value: 300,000,000 shares authorized,
   66,000,000 shares issued and outstanding                                   6,600                  6,600
  Additional paid-in capital                                                 43,400                 43,400
  Deficit accumulated during the development stage                          (83,787)               (74,617)
                                                                           --------               --------

      Total Stockholders' Deficit                                           (33,787)               (24,617)
                                                                           --------               --------

      Total Liabilities and Stockholders' Deficit                          $  4,714               $ 15,384
                                                                           ========               ========


               See accompanying notes to the financial statements.

                           Online Tele-Solutions, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                               Three Months           Three Months
                                                  Ended                  Ended
                                              July 31, 2012          July 31, 2011
                                              -------------          -------------
                                               (Unaudited)            (Unaudited)
NET REVENUES                                   $         --           $         --

OPERATING EXPENSES:
  Professional fees                                   1,500                  9,817
  General and administrative expenses                 1,170                  1,482
                                               ------------           ------------

      Total operating expenses                        2,670                 11,299
                                               ------------           ------------

LOSS BEFORE INCOME TAX PROVISION                     (2,670)               (11,299)

INCOME TAX PROVISION                                     --                     --
                                               ------------           ------------

NET LOSS                                       $     (2,670)          $    (11,299)
                                               ============           ============
NET LOSS PER COMMON SHARE
 - BASIC AND DILUTED:                          $      (0.00)          $      (0.00)
                                               ============           ============
WEIGHTED COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED                             66,000,000             66,000,000
                                               ============           ============


               See accompanying notes to the financial statements

                           Online Tele-Solutions, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                               For the
                                                                                             Period from
                                                                                            June 5, 2008
                                                Six Months             Six Months            (inception)
                                                  Ended                  Ended                 through
                                              July 31, 2012          July 31, 2011          July 31, 2012
                                              -------------          -------------          -------------
                                               (Unaudited)            (Unaudited)            (Unaudited)
NET REVENUES                                   $         --           $         --           $         --

OPERATING EXPENSES:
  Professional fees                                   8,000                 11,067                 53,371
  General and administrative expenses                 1,170                  2,582                 30,416
                                               ------------           ------------           ------------

      Total operating expenses                        9,170                 13,649                 83,787
                                               ------------           ------------           ------------

LOSS BEFORE INCOME TAX PROVISION                     (9,170)               (13,649)               (83,787)

INCOME TAX PROVISION                                     --                     --                     --
                                               ------------           ------------           ------------

NET LOSS                                       $     (9,170)          $    (13,649)          $    (83,787)
                                               ============           ============           ============
NET LOSS PER COMMON SHARE
 - BASIC AND DILUTED:                          $      (0.00)          $      (0.00)
                                               ============           ============
WEIGHTED COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED                             66,000,000             66,000,000
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

                                                                                        Deficit
                                              Common Stock,                           Accumulated        Total
                                           $0.0001 Par Value            Additional    During the     Stockholders'
                                       ---------------------------       Paid in      Development       Equity
                                       Number of Shares     Amount       Capital         Stage         (Deficit)
                                       ----------------     ------       -------         -----         ---------
Balance, June 5, 2008 (inception)                 --      $      --     $      --      $      --       $      --

Shares issued for cash at $0.0003
 per share on August 1, 2008              45,000,000          4,500        10,500             --          15,000

Shares issued for cash at $0.0017
 per share from August 1, 2008
 through October 27, 2008                 21,000,000          2,100        32,900             --          35,000

Net loss                                                                                  (4,500)         (4,500)
                                          ----------      ---------     ---------      ---------       ---------
Balance, January 31, 2009                 66,000,000          6,600        43,400         (4,500)         45,500

Net loss                                                                                 (17,410)        (17,410)
                                          ----------      ---------     ---------      ---------       ---------
Balance, January 31, 2010                 66,000,000          6,600        43,400        (21,910)         28,090

Net loss                                                                                 (30,996)        (30,996)
                                          ----------      ---------     ---------      ---------       ---------
Balance, January 31, 2011                 66,000,000          6,600        43,400        (52,906)         (2,906)

Net loss                                                                                 (21,711)        (21,711)
                                          ----------      ---------     ---------      ---------       ---------
Balance, January 31, 2012                 66,000,000          6,600        43,400        (74,617)        (24,617)

Net loss                                                                                  (9,170)         (9,170)
                                          ----------      ---------     ---------      ---------       ---------

Balance, July 31, 2012                    66,000,000      $   6,600     $  43,400      $ (83,787)      $ (33,787)
                                          ==========      =========     =========      =========       =========


               See accompanying notes to the financial statements.

                           Online Tele-Solutions, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                         For the
                                                                                                       Period from
                                                                                                      June 5, 2008
                                                          Six Months             Six Months            (inception)
                                                            Ended                  Ended                 through
                                                        July 31, 2012          July 31, 2011          July 31, 2012
                                                        -------------          -------------          -------------
                                                         (Unaudited)            (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $ (9,170)              $(13,649)              $(83,787)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Write off of deposit on software                           --                     --                 15,000
  Changes in operating assets and liabilities:
     Prepaid expenses                                           --                  1,600                     --
     Accrued expenses                                       (1,500)                 1,618                  7,801
                                                          --------               --------               --------

NET CASH USED IN OPERATING ACTIVITIES                      (10,670)               (10,431)               (60,986)
                                                          --------               --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on software purchase                                  --                     --                (15,000)
                                                          --------               --------               --------

NET CASH USED IN INVESTING ACTIVITIES                           --                     --                (15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Amounts received from (paid to) stockholders                  --                 15,200                 30,700
  Proceeds from sale of common stock                            --                     --                 50,000
                                                          --------               --------               --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       --                 15,200                 80,700
                                                          --------               --------               --------

NET CHANGE IN CASH                                         (10,670)                 4,769                  4,714

Cash at beginning of period                                 15,384                    126                     --
                                                          --------               --------               --------

Cash at end of period                                     $  4,714               $  4,895               $  4,714
                                                          ========               ========               ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Interest paid                                           $     --               $     --               $     --
                                                          ========               ========               ========
  Income tax paid                                         $     --               $     --               $     --
                                                          ========               ========               ========


               See accompanying notes to the financial statements.

                           Online Tele-Solutions, Inc.
                          (A Development Stage Company)
                             July 31, 2012 and 2011
                        Notes to the Financial Statements
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

ONLINE TELE-SOLUTIONS, INC.

     Online Tele-Solutions, Inc., a development stage company, (the "Company") was incorporated under the laws of the State of Nevada on June 5, 2008. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company's activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has generated no revenues since inception.

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

     It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

UNCERTAIN TAX POSITIONS

     The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of
Section 740-10-25 for the interim period ended July 31, 2012 or 2011.

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

     There were no potentially outstanding dilutive common shares for the interim period ended July 31, 2012 or 2011.

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

NOTE 3 - GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business

     As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at July 31, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

We are a development-stage company that has not generated any revenue and has had limited operations to date. From June 5, 2008 (inception) to July 31, 2012, we have incurred accumulated net losses of $83,787. As of July 31, 2012, we had total assets of $4,714, and total liabilities of $38,501. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

We intend to develop and offer Internet-based hosted call center services for small-to-medium- sized companies, or companies with between 10 - 500 employees, that are seeking to establish their own internal support and telemarketing divisions. We intend to provide call-center software to our customers which will enable them to handle outbound calls, inbound calls and a combination of both from their own locations. We intend to host our customers' calling data on our servers, so that our customers can access the functionality of our software via a web browser such as Internet Explorer. We expect our product will blend together features of Voice over Internet Protocol ("VoIP") technology and customer relationship management ("CRM") software. To date, we have taken steps to retain a transfer agent and have been in contact with professional advisors regarding legal compliance, accounting disclosure statements and financial reporting. We also have begun our planning for developing a website and searching for a contractor to develop that website. We intend to launch our "information only" web site late in calendar year 2012.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2012 AND 2011

REVENUES

We had no revenues for the period from June 5, 2008 (date of inception) through July 31, 2012.

EXPENSES

Our expenses for the three months ended July 31, 2012 and 2011 were $2,670 and $11,299. Our expenses for the six months ended July 31, 2012 and 2011 were $9,170 and $13,649. Our expenses since our inception were $83,787. These expenses were comprised primarily of general and administrative and legal and accounting expenses.

NET INCOME (LOSS)

Our net loss for the three months ended July 31, 2012 and 2011 was $2,670 and $11,99. Our net loss for the six months ended July 31, 2012 and 2011 was $9,170 and $13,649. During the period from June 5, 2008 (date of inception) through July 31, 2012, we incurred a net loss of $83,787. This loss consisted primarily of administrative expenses and professional fees. Since inception, we have sold 66,000,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of July 31, 2012 reflects assets of $4,714. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

The financial statements contained herein for the fiscal quarter ended July 31, 2012, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There is a significant risk that we will be unable to continue as a going concern.

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

As of July 31, 2012, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended July31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our S-1 filed on October 29, 2009, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

Dated September 14, 2012

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures                                Title                      Date
----------                                -----                      ----


/s/ Mario Jakiri Tolentino          President, Treasurer      September 14, 2012
-------------------------------     and Director
Mario Jakiri Tolentino