Form 10-Q
period 2012-10-31
Tungsten Corp.
filed 2012-12-11
CIK 1475065

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the fiscal quarter ended October 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to ___________

                        Commission File Number: 000-54342


                                 TUNGSTEN CORP.
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

                           Online Tele-Solutions Inc.
          (Former name or former address, if changed since last report)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The issuer had 66,000,000 shares of its common stock issued and outstanding as of December 10, 2012.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.  Financial Statements                                                  4
ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                17
ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk           19
ITEM 4.  Controls and Procedures                                              19

                                     PART II

ITEM 1.  Legal Proceedings                                                    19
ITEM 1A. Risk Factors                                                         19
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds          19
ITEM 3.  Defaults upon Senior Securities                                      19
ITEM 4.  Mine Safety Disclosures                                              20
ITEM 5.  Other Information                                                    20
ITEM 6.  Exhibits                                                             20

                         CAUTIONARY STATEMENT CONCERNING
                           FORWARD-LOOKING STATEMENTS

USE OF NAMES

In this quarterly report, the terms "Tungsten", "Company," "we," or "our," unless the context otherwise requires, mean Tungsten Corp.

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                                 Tungsten Corp.
                        (Formerly Online Tele-Solutions)
                          (A Development Stage Company)
                                 Balance Sheets

                                                                      October 31, 2012     January 31, 2012
                                                                      ----------------     ----------------
                                                                         (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                                    $  7,930             $ 15,384
                                                                          --------             --------
      Total Current Assets                                                   7,930               15,384
                                                                          --------             --------

      Total Assets                                                        $  7,930             $ 15,384
                                                                          ========             ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                   $  7,850             $  9,301
  Advances from stockholders                                                39,951               30,700
                                                                          --------             --------
      Total Current Liabilities                                             47,801               40,001
                                                                          --------             --------
STOCKHOLDERS' DEFICIT:
  Preferred stock at $0.0001 par value: 25,000,000 shares authorized;
   none issued or outstanding                                                   --                   --
  Common stock at $0.0001 par value: 300,000,000 shares authorized,
   66,000,000 shares issued and outstanding                                  6,600                6,600
  Additional paid-in capital                                                43,400               43,400
  Deficit accumulated during the development stage                         (89,871)             (74,617)
                                                                          --------             --------
      Total Stockholders' Deficit                                          (39,871)             (24,617)
                                                                          --------             --------

      Total Liabilities and Stockholders' Deficit                         $  7,930             $ 15,384
                                                                          ========             ========


               See accompanying notes to the financial statements.

                                 Tungsten Corp.
                        (Formerly Online Tele-Solutions)
                          (A Development Stage Company)
                            Statements of Operations

                                                                                              For the Period from
                                                    Nine Months            Nine Months            June 5, 2008
                                                       Ended                  Ended           (inception) through
                                                  October 31, 2012       October 31, 2011       October 31, 2012
                                                  ----------------       ----------------       ----------------
                                                     (Unaudited)            (Unaudited)            (Unaudited)
NET REVENUES                                        $         --           $         --           $         --

OPERATING EXPENSES:
  Professional fees                                       14,004                 12,817                 59,375
  General and administrative expenses                      1,250                  5,394                 30,496
                                                    ------------           ------------           ------------
      Total operating expenses                            15,254                 18,211                 89,871
                                                    ------------           ------------           ------------

LOSS BEFORE INCOME TAX PROVISION                         (15,254)               (18,211)               (89,871)

INCOME TAX PROVISION                                          --                     --                     --
                                                    ------------           ------------           ------------

NET LOSS                                            $    (15,254)          $    (18,211)          $    (89,871)
                                                    ============           ============           ============
NET LOSS PER COMMON SHARE
  - BASIC AND DILUTED:                              $      (0.00)          $      (0.00)
                                                    ============           ============
Weighted average common shares outstanding
  - basic and diluted                                 66,000,000             66,000,000
                                                    ============           ============


               See accompanying notes to the financial statements

                                 Tungsten Corp.
                        (Formerly Online Tele-Solutions)
                          (A Development Stage Company)
                            Statements of Operations

                                                   Three Months            Three Months
                                                       Ended                  Ended
                                                  October 31, 2012       October 31, 2011
                                                  ----------------       ----------------
                                                    (Unaudited)             (Unaudited)
NET REVENUES                                        $         --           $         --

OPERATING EXPENSES:
  Professional fees                                        6,004                  1,750
  General and administrative expenses                         --                  2,812
                                                    ------------           ------------
      Total operating expenses                             6,004                  4,562
                                                    ------------           ------------

LOSS BEFORE INCOME TAX PROVISION                          (6,004)                (4,562)

INCOME TAX PROVISION                                          --                     --
                                                    ------------           ------------

NET LOSS                                            $     (6,004)          $     (4,562)
                                                    ============           ============
NET LOSS PER COMMON SHARE
  - BASIC AND DILUTED:                              $      (0.00)          $      (0.00)
                                                    ============           ============
Weighted average common shares outstanding
  - basic and diluted                                 66,000,000             66,000,000
                                                    ============           ============


               See accompanying notes to the financial statements

                                 Tungsten Corp.
                        (Formerly Online Tele-Solutions)
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
     For the Period from June 5, 2008 (Inception) Through October 31, 2012
                                  (Unaudited)

                                                                                        Deficit
                                              Common Stock,                           Accumulated        Total
                                           $0.0001 Par Value            Additional    During the     Stockholders'
                                       ---------------------------       Paid in      Development       Equity
                                       Number of Shares     Amount       Capital         Stage         (Deficit)
                                       ----------------     ------       -------         -----         ---------
Balance, June 5, 2008 (inception)                 --      $      --     $      --      $      --       $      --

Shares issued for cash at $0.0003
 per share on August 1, 2008              45,000,000          4,500        10,500             --          15,000

Shares issued for cash at $0.0017
 per share from August 1, 2008
 through October 27, 2008                 21,000,000          2,100        32,900             --          35,000

Net loss                                                                                  (4,500)         (4,500)
                                          ----------      ---------     ---------      ---------       ---------
Balance, January 31, 2009                 66,000,000          6,600        43,400         (4,500)         45,500

Net loss                                                                                 (17,410)        (17,410)
                                          ----------      ---------     ---------      ---------       ---------
Balance, January 31, 2010                 66,000,000          6,600        43,400        (21,910)         28,090

Net loss                                                                                 (30,996)        (30,996)
                                          ----------      ---------     ---------      ---------       ---------
Balance, January 31, 2011                 66,000,000          6,600        43,400        (52,906)         (2,906)

Net loss                                                                                 (21,711)        (21,711)
                                          ----------      ---------     ---------      ---------       ---------
Balance, January 31, 2012                 66,000,000          6,600        43,400        (74,617)        (24,617)

Net loss                                                                                 (15,254)        (15,254)
                                          ----------      ---------     ---------      ---------       ---------

Balance, October 31, 2012                 66,000,000      $   6,600     $  43,400      $ (89,871)      $ (39,871)
                                          ==========      =========     =========      =========       =========


               See accompanying notes to the financial statements.

                                 Tungsten Corp.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                  For the Period from
                                                        Nine Months            Nine Months            June 5, 2008
                                                           Ended                  Ended           (inception) through
                                                      October 31, 2012       October 31, 2011       October 31, 2012
                                                      ----------------       ----------------       ----------------
                                                         (Unaudited)            (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(15,254)              $(18,211)              $(89,871)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Write off of deposit on software                           --                     --                 15,000
  Changes in operating assets and liabilities:
     Prepaid expenses                                           --                  2,400                     --
     Accrued expenses                                       (1,451)                   869                  7,850
                                                          --------               --------               --------
NET CASH USED IN OPERATING ACTIVITIES                      (16,705)               (14,942)               (67,021)
                                                          --------               --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit on software purchase                                  --                     --                (15,000)
                                                          --------               --------               --------
NET CASH USED IN INVESTING ACTIVITIES                           --                     --                (15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Amounts received from (paid to) stockholders               9,251                 30,200                 39,951
  Proceeds from sale of common stock                            --                     --                 50,000
                                                          --------               --------               --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    9,251                 30,200                 89,951
                                                          --------               --------               --------

NET CHANGE IN CASH                                          (7,454)                15,258                  7,930

Cash at beginning of period                                 15,384                    126                     --
                                                          --------               --------               --------

Cash at end of period                                     $  7,930               $ 15,384               $  7,930
                                                          ========               ========               ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Interest paid                                           $     --               $     --               $     --
                                                          ========               ========               ========
  Income tax paid                                         $     --               $     --               $     --
                                                          ========               ========               ========


               See accompanying notes to the financial statements.

                                 Tungsten Corp.
                     (Formerly Online Tele-Solutions, Inc.)
                          (A Development Stage Company)
                            October 31, 2012 and 2011
                        Notes to the Financial Statements
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

ONLINE TELE-SOLUTIONS, INC.

Online Tele-Solutions, Inc. (a development stage company) ("Tungsten" or the "Company") was incorporated under the laws of the State of Nevada on June 5, 2008. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company's activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has generated no revenues since inception.

AMENDMENTS TO THE ARTICLES OF INCORPORATION

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

On November 6, 2012 the Board of Directors the consenting stockholders adopted and approved a resolution to effect an amendment to the Articles of Incorporation to change the Company name from "Online Tele-Solutions Inc." to Tungsten Corp.".

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of
Section 740-10-25 for the interim period ended October 31, 2012 or 2011.

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

There were no potentially outstanding dilutive common shares for the interim period ended October 31, 2012 or 2011.

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

FASB ACCOUNTING STANDARDS UPDATE NO. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 "Intangibles--Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02").

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. Earlier implementation is permitted.

OTHER RECENTLY ISSUED, BUT NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at October 31, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

We are a development-stage company that has not generated any revenue and has had limited operations to date. From June 5, 2008 (inception) to October 31, 2012, we have incurred accumulated net losses of $89,871. As of October 31, 2012, we had total assets of $7,930, and total liabilities of $47,801. Based on our financial history since inception, our independent auditor has expressed substantial doubt as to our ability to continue as a going concern.

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

RESULTS OF  OPERATIONS  FOR THE THREE AND NINE  MONTHS  ENDED APRIL 30, 2012 AND
2011

REVENUES

We had no revenues for the period from June 5, 2008 (date of inception) through October 31, 2012.

EXPENSES

Our expenses for the three months ended October 31, 2012 and 2011 were $6,004 and $4,562 consisting of professional fees and administrative expenses. Our expenses for the nine months ended October 31, 2012 and 2011 were $15,254 and $18,211 consisting of professional fees and administrative expenses. Our expenses since our inception were $89,871. These expenses were comprised primarily of general and administrative and legal and accounting expenses.

NET INCOME (LOSS)

Our net loss for the three months ended October 31, 2012 and 2011 was $6,004 and $4,562. Our net loss for the nine months ended October 31, 2012 and 2011 was $15,254 and $18,211. During the period from June 5, 2008 (date of inception) through October 31, 2012, we incurred a net loss of $89,871. This loss consisted primarily of administrative expenses and professional fees. Since inception, we have sold 66,000,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of October 31, 2012 reflects assets of $7,930. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

The financial statements contained herein for the fiscal quarter ended October 31, 2012, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There is a significant risk that we will be unable to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.
Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of October 31, 2012.

There were no changes in the Company's internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On November 6, 2012 the Board of Directors and the majority of voting power held by our stockholders, approved an amendment to our Articles of Incorporation to effect a change of our name from "Online Tele-Solutions Inc." to "Tungsten Corp." (the "Name Change").

Under the laws of Nevada, the Name Change became effective on November 14, 2012, when the Secretary of State of the State of Nevada accepted for filing a Certificate of Amendment.

The Financial Industry Regulatory Authority, Inc. ("FINRA") effected the name change and the Forward Stock Split on December 3, 2012. FINRA will also assigned a new ticker symbol, "TUNG" for the Company's shares of common stock quoted on the Over-the-Counter Bulletin Board, which also took effect on December 3, 2012.

Under Securities and Exchange Commission Rule 14c-2 the Name Change will become effective on December 16, 2012.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation SK.

Number                              Description
------                              -----------

3.1.1     Articles of Incorporation (1)
3.1.2     Certificate of Amendment (2)
3.1.3     Certificate of Change (2)
3.1.4     Certificate of Amendment
3.2       Bylaws (1)
31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Principal Executive Officer Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101       Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
(1) Filed and incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-162730), as filed with the Securities and Exchange Commission on October 29, 2009.
(2) Filed and incorporated by reference to the Company's Current report on Form 8-K (File No. 000-54342), as filed with the Securities and Exchange Commission on May 15, 2012.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TUNGSTEN CORP.
                                          (Name of Registrant)


                                          By: /s/ Mario Jakiri Tolentino
                                              ----------------------------------
                                              Mario Jakiri Tolentino, President,
                                              Treasurer and Director
                                              (Principal Executive Officer and
                                              Financial and Accounting Officer
Dated December 10, 2012

                                  EXHIBIT INDEX

Number                             Description
------                             -----------

3.1.1     Articles of Incorporation (1)
3.1.2     Certificate of Amendment (2)
3.1.3     Certificate of Change (2)
3.1.4     Certificate of Amendment
3.2       Bylaws (1)
31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Principal Executive Officer Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101       Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
(1) Filed and incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-162730), as filed with the Securities and Exchange Commission on October 29, 2009.
(2) Filed and incorporated by reference to the Company's Current report on Form 8-K (File No. 000-54342), as filed with the Securities and Exchange Commission on May 15, 2012.