Form 10-Q/A
period 2012-10-31
Tungsten Corp.
filed 2012-12-13
CIK 1475065

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

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

Explanatory note: This Amendment No. 1 to Form 10-Q is being filed solely for the purpose of filing Exhibit 3.1.4., which was inadvertently not filed with the original filing of Form 10-Q on December 10, 2012.

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

                                          TUNGSTEN CORP.
                                          (Name of Registrant)


                                          By: /s/ Mario Jakiri Tolentino
                                              ----------------------------------
                                              Mario Jakiri Tolentino, President,
                                              Treasurer and Director
                                              (Principal Executive Officer and
                                              Financial and Accounting Officer
Dated December 13, 2012

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