Form 10-K
period 2013-01-31
Tungsten Corp.
filed 2013-04-26
CIK 1475065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number:  333-159607

TUNGSTEN CORP.
(Exact name of registrant as specified in its charter)

NEVADA	98-0583175
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1671 Southwest 105 Lane Davie, Florida	33324
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 476 4638

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  N/A

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Company’s common stock was not actively traded as of the last business day of the Company’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 24, 2013
Common Stock, $.0001 par value per share	65,000,000 shares

DOCUMENTS INCORPORATED BY REFERENCE: None.

TUNGSTEN CORP.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These statements involve risks and uncertainties and relate to future events or future financial performance.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K.  Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events.  In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our anticipated exploration programs and our ability to manage the programs effectively;
•	our ability to identify commercially recoverable quantities of tungsten;
•	our ability to keep up with rapidly changing technologies and evolving mining industry standards.
•	our dependence on the growth in demand for tungsten; and
•	the loss of key members of our senior management.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•	the “Registrant,” “Company,” “we,” “us,” and “our” refer to the business of Tungsten Corp., a Nevada corporation (as well as our wholly owned subsidiary Nevada Tungsten Holdings Ltd.);
•	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;
•	“SEC” refers to the Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended; and
•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States.

ITEM 1. BUSINESS.

Overview

We were incorporated in the state of Nevada on June 5, 2008 under the name “Online Tele-Solutions, Inc.”   On March 14, 2012,  we approved an amendment to the Company’s Articles of Incorporation (i) increasing  the number of authorized  shares of common stock from 50,000,000 to 300,000,000, (ii) creating 25,000,000 shares of “blank check” preferred stock,  and (iii) effecting a  thirty-for-one (30:1) forward split of the Company’s  issued and outstanding  shares of common stock. The forward split became effective with the Financial Industry Regulatory Authority as of the opening of business on May 9, 2012.

We have been a development-stage company that has not generated any revenue and has had limited operations to date.  We intended to develop and offer Internet-based  hosted call center  services for small-to-medium- sized companies, or companies with between 10 - 500 employees, that are seeking to  establish  their own  internal  support and telemarketing divisions. We intended to provide call-center software to our customers, which will enable them to handle outbound calls, inbound calls and a combination of both from their own locations.  Our intention was to host our customers’ calling data on our servers, so that our customers could access the functionality of our software via a web browser such as Internet Explorer.

We have not been successful in our product development and execution of the initial stage of our marketing efforts.  As we could not successfully implement our business plan, we pursued other avenues in our efforts to maintain shareholder value.

Business Subsequent to Fiscal Year Ended January 31, 2013

On April 8, 2013, we entered into and closed a voluntary share exchange transaction pursuant to a stock exchange agreement with Guy Martin and Nevada Tungsten Holdings Ltd. (the “SEA”).  Pursuant to the terms of the SEA, we acquired all of the issued and outstanding shares of Nevada Tungsten Holdings Ltd.’s common stock from Guy Martin in exchange for the issuance by our company of 3,000,000 shares of our common stock to Guy Martin (the “Transaction”). The sole asset of Nevada Tungsten Holdings Ltd. is an option to acquire all tungsten rights in regards to 32 patented and unpatented mining claims situated in White Pine Country, Nevada pursuant to an option agreement by and between Viscount Nevada Holdings Ltd. and Nevada Tungsten Holdings Ltd. (the “Option Agreement”). As a result of the transaction described above, Nevada Tungsten Holdings Ltd. became our wholly-owned subsidiary.  On November 6, 2012, we changed our name to Tungsten Corp.

Nevada Tungsten Holdings Ltd. was incorporated in the state of Nevada on October 30, 2012, with the goal of investigating for promising tungsten opportunities in the United States.  Nevada Tungsten Holdings Ltd.’s operations since incorporation focused on the investigation and identification of promising tungsten opportunities.

The sole asset of Nevada Tungsten Holdings Ltd. is an option to acquire all tungsten rights in regards to 32 patented and unpatented mining claims situated in White Pine County, Nevada (the "Cherry Creek Tungsten Project").  In order to complete the transactions contemplated by the Option Agreement by and between Viscount Nevada Holdings Ltd. (the “Optionor”) and Nevada Tungsten Holdings Ltd.  Nevada Tungsten Holdings Ltd. was initially required to pay $150,000 to the Optionor by February 15, 2013, which amount has now been paid. Pursuant to the SEA, we agreed to undertake Nevada Tungsten Holdings Ltd.’s obligations under the Option Agreement.  The Option Agreement gives the Company the option to acquire a 100% interest in all tungsten on the Cherry Creek Tungsten Project by (i) paying $100,000 to the Optionor on or before February 15, 2014 and $50,000 to the Optionor on or before February 15, 2015; and (ii) incur exploration expenditures on the property of $250,000 on or before the first anniversary of the option agreement, additional exploration expenditures on the property of $250,000 on or before the second anniversary of the option agreement, and additional exploration expenditures on the property of $1,000,000 on or before the third anniversary of the option agreement. The Optionor has retained a 3% net smelter return royalty.

On April 19, 2013, Nevada Tungsten Holdings Ltd. entered into a purchase agreement (the “Monfort Agreement”) with Monfort Ventures Ltd. (“Monfort”), pursuant to which we acquired title to certain unpatented pacer mining claims located in Custer County, Idaho (the “Idaho Property”) in consideration for the  issuance of 3,000,000 shares of our common stock to Monfort  Upon the commencement of operations of a producing mine on the Idaho Property and the production of mineral products therefrom, the Idaho Property will be subject to a net smelter returns royalty of 3%.  For purposes of the Monfort Agreement,

“net smelter returns” means the net proceeds paid to us from the sale of minerals mined and removed from the Idaho Property after deducting certain expenses as specified in the Monfort Agreement.  At any time after execution of the Monfort Agreement, we may acquire one percent (1%) of the net smelter royalty from Monfort for Five Hundred Thousand Dollars ($500,000) and thereafter, may acquire another additional one percent (1%) of the net smelter royalty from Monfort for One Million Dollars ($1,000,000).

We are now an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on tungsten mineralization on our properties located in Nevada.   We intend to conduct exploration and development programs on our recently optioned property.

Since we are an exploration stage company, there is no assurance that a commercially viable mineral reserve exists on any of our current or future properties. To date, we do not know if an economically viable mineral reserve exists on our property and there is no assurance that we will discover one.  Even if we do eventually discover a mineral reserve on our property, there can be no assurance that we will be able to develop our property into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

Our current operational focus is to conduct exploration activities on the Cherry Creek Tungsten Project, and the Idaho Property and to complete the terms of the Option Agreement. For a description of our Cherry Creek Tungsten Project, please see the section entitled “Properties” beginning on page 12.

Sources of Available Land for Mining and Exploration

There are at least five sources of land available for exploration, development and mining: public lands, private fee lands, unpatented mining claims, patented mining claims, and tribal lands. The primary sources for acquisition of these lands are the United States government, through the Bureau of Land Management and the United States Forest Service, state governments, tribal governments, and individuals or entities that currently hold title to or lease government and private lands.

There are numerous levels of government regulation associated with the activities of exploration and mining companies. Permits include “Notice of Intent” to explore, “Plan of Operations” to explore, “Plan of Operations” to mine, “Reclamation Permit,” “Air Quality Permit,” “Water Quality Permit,” “Industrial Artificial Pond Permit,” and several other health and safety permits. These permits are and will be subject to amendment or renewal during our operations. Although there is no guarantee that the regulatory agencies will timely approve, if at all, the necessary permits for our current operations or other anticipated operations, we have no reason to believe that necessary permits will not be issued in due course. The total cost and effects on our operations of the permitting and bonding process cannot be estimated at this time. The cost will vary for each project when initiated and could be material.

The Federal government owns public lands that are administered by the Bureau of Land Management or the United States Forest Service. Ownership of the subsurface mineral estate can be acquired by staking a twenty (20) acre mining claim granted under the General Mining Law of 1872, as amended (the “General Mining Law”). The Federal government still owns the surface estate even though the subsurface can be controlled with a right to extract through claim staking. Private fee lands are lands that are controlled by fee-simple title by private individuals or corporations. These lands can be controlled for mining and exploration activities by either leasing or purchasing the surface and subsurface rights from the private owner. Unpatented mining claims located on public land owned by another entity can be controlled by leasing or purchasing the claims outright from the owners. Patented mining claims are claims that were staked under the General Mining Law, and through application and approval the owners were granted full private ownership of the surface and subsurface estate by the Federal government. These lands can be acquired for exploration and mining through lease or purchase from the owners. Tribal lands are those lands that are under control by sovereign Native American tribes. Areas that show promise for exploration and mining can be leased or joint ventured with the tribe controlling the land.

Competition

We are a mineral resources exploration company.  We compete with many companies in the mining business, including larger, more established mining companies with substantial capabilities, personnel and financial resources.  Further, there is a limited supply of desirable mineral lands available for claim-staking, lease or acquisition in the United States and other areas where we may conduct exploration activities.  Because we compete with individuals and companies that have greater financial resources and larger technical staffs, we may be at a competitive disadvantage in acquiring desirable mineral properties.  From time to time, specific properties or areas that would otherwise be attractive to us for exploration or acquisition are unavailable due to their previous acquisition by other companies or our lack of financial resources.

Competition in the mining industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to find, advance, and operate such properties; the labor to operate the properties; and the capital needed to fund the acquisition and operation of such properties.  Competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees, to obtain equipment and personnel to assist in our exploration activities or to acquire the capital necessary to fund our operation and advance our properties.  Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business.

As noted above, we compete with other mining and exploration companies, many of which possess greater financial resources and technical facilities than we do, in connection with the acquisition of suitable exploration properties and in connection with the engagement of qualified personnel.  The mineral resource exploration and mining industry is fragmented, and we are a very small participant in this sector.  Many of our competitors explore for a variety of minerals and control many different properties around the world.  Many of them have been in business longer than we have and have established more strategic partnerships and relationships and have greater financial accessibility than we have.  Accordingly, given the significant competition for mineral resource exploration properties, including tungsten, we may be unable to continue to acquire interests in attractive tungsten and other mineral exploration properties on terms we consider acceptable.

While we compete with other exploration companies in acquiring suitable properties, we believe that there would be readily available purchasers of tungsten and other precious metals if they were to be produced from any of the properties we acquire an interest in.  The price of precious metals can be affected by a number of factors beyond our control, including:

•	fluctuations in the market prices for tungsten;
•	fluctuating supplies of tungsten;
•	fluctuating demand for tungsten; and
•	mining activities of others.

If we find tungsten mineralization that is determined to be of economic grade and in sufficient quantity to justify production, we may then seek significant additional capital through equity or debt financing to develop, mine and sell our production.  Our production would probably be sold to a refiner that would in turn purify our material and then sell it on the open market or through its agents or dealers.

We do not engage in hedging transactions and we have no hedged mineral resources.

Compliance with Government Regulations

Various levels of governmental controls and regulations address, among other things, the environmental impact of mineral exploration and mineral processing operations and establish requirements for decommissioning of mineral exploration properties after operations have ceased.  With respect to the regulation of mineral exploration and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various aspects of the operations, including health and safety standards.  Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mineral exploration properties following the cessation of operations and may require that some former mineral properties be managed for long periods of time.

Our exploration activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties.  Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act, and all the related state laws in Nevada.

The state of Nevada adopted the Mined Land Reclamation Act (the “Nevada Act”) in 1989 that established design, operation, monitoring and closure requirements for all mining operations in the state.  The Nevada Act has increased the cost of designing, operating, monitoring and closing new mining facilities and could affect the cost of operating, monitoring and closing existing mining facilities.  New facilities are also required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations.  The Nevada Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance.

We plan to secure all necessary state and federal permits for our exploration activities and we intend to file for the required permits to conduct our exploration programs as necessary.  These permits are usually obtained from either the Bureau of Land Management or the United States Forest Service.  Obtaining such permits usually requires the posting of small bonds for subsequent remediation of trenching, drilling and bulk-sampling.

We do not anticipate discharging water into active streams, creeks, rivers, lakes or any other bodies of water without an appropriate permit.  We also do not anticipate disturbing any endangered species or archaeological sites or causing damage to the properties in which we have an interest.  Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to the applicable permits.  The cost of remediation work varies according to the degree of physical disturbance.  It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined at present.

Research and Development Expenditures

We have incurred $Nil in research and development expenditures over the past two fiscal years.

Employees

Currently, we do not have any employees. We have entered into consulting agreements with our president, chief executive officer, treasurer, secretary and chief financial officer, and also with our V.P. of Exploration. Our directors, executive officers and certain contracted individuals play an important role in the running of our Company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

We will engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Subsidiaries

Our sole subsidiary is now Nevada Tungsten Holdings Ltd.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in this Annual Report on Form 10-K before making an investment decision with regard to our securities. The statements contained in or incorporated into this Annual Report on Form 10-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Associated With Mining

Our property is in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on our property in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Despite past production on our mineral property, we have not established that it contains any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on our property, there can be no assurance that we will be able to develop our property into a producing mine and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our property, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral resource on our property in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on our property, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral rights or from the extraction and sale of ore. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely un-integrated. In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

An adequate supply of water may not be available to undertake mining and production at our property.

The amount of water that we are entitled to use from wells must be determined by the appropriate regulatory authorities. A determination of these rights is dependent in part on our ability to demonstrate a beneficial use for the amount of water that we intend to use. Unless we are successful in developing a property to a point where it can commence commercial production of tungsten or other precious metals, we may not be able to demonstrate such beneficial use. Accordingly, there is no assurance that we will have access to the amount of water needed to operate a mine at our property.

Title to mineral properties can be uncertain and we are at risk of loss of ownership of our property.

Our ability to explore and operate our property depends on the validity of title to that property. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government, which makes the validity of unpatented mining claims uncertain and generally more risky. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work, and possible conflicts with other claims not determinable from descriptions of record. We have not obtained a title opinion on any of our properties, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. There may be valid challenges to the title to our property which, if successful, could impair development and/or operations. We remain at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims or challenges to whether a discovery of a valuable mineral exists on every claim.

Government regulation may adversely affect our business and planned operations.

Mineral exploration and development activities are subject to various laws governing prospecting, development, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people, and other matters. We cannot assure you that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner which could limit or curtail our exploration or development of our property.

Our operating costs could be adversely affected by inflationary pressures especially to labor, equipment, and fuel costs.

The global economy is currently experiencing a period of high commodity prices and as a result the mining industry is attempting to increase production at new and existing projects, while also seeking to discover, explore and develop new projects. This has caused significant upward price pressures in the costs of mineral exploration companies, especially in the areas of skilled labor and drilling equipment, both of which are in tight supply and whose costs are increasing. Continued upward price pressures in our exploration costs may have an adverse impact to our business.

Severe weather or violent storms could materially affect our operations due to damage or delays caused by such weather.

Our exploration activities are subject to normal seasonal weather conditions that often hamper and may temporarily prevent exploration activities. There is a risk that unexpectedly harsh weather or violent storms could affect areas where we conduct exploration activities. Delays or damage caused by severe weather could materially affect our operations or our financial position.

Our business is dependent on key executives and the loss of any of our key executives could adversely affect our business, future operations and financial condition.

We are dependent on the services of our executive officers, Guy Martin and Douglas Oliver. The foregoing officers have many years of experience and extensive backgrounds in the mining industry in general. We may not be able to replace that experience and knowledge with other individuals. We do not have “Key-Man” life insurance policies on either Mr. Martin or Mr. Oliver. The loss of any of our current executive officers or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations, and financial condition.

Legislation has been proposed that could significantly affect the mining industry in the United States of America.

Members of the U.S. Congress have repeatedly introduced bills which would supplant or alter the provisions of the Mining Law of 1872.  If enacted, such legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims.

A significant portion of the present Cherry Creek Tungsten Project’s land position is located on unpatented mining claims located on U.S. federal public lands.  The rights to use such claims are granted under the Mining Law of 1872.  Unpatented mining claims are unique property interests in the United States, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain.  This uncertainty arises, in part, out of the complex federal and state laws and regulations under the 1872 Mining Law and the interaction of the 1872 Mining Law and other federal and state laws, such as those enacted for the protection of the environment.

In recent years, the U.S. Congress has considered a number of proposed amendments to the 1872 Mining Law.  If adopted, such legislation could, among other things:

•	impose a royalty on the production of metals or minerals from unpatented mining claims;
•	reduce or prohibit the ability of a mining company to expand its operations; and
•	require a material change in the method of exploiting the reserves located on unpatented mining claims.

All of the foregoing could adversely affect the economic and financial viability of future mining operations at the Cherry Creek Tungsten Project.  Although it is impossible to predict at this point what any legislated royalties might be, enactment could adversely affect the potential for development of such federal unpatented mining claims.

Amendments to current laws, regulations, and permits governing operations and activities of mining and exploration companies, or more stringent implementation thereof, could have a material adverse impact on our business and cause increases in exploration expenses, capital expenditures, or production costs or reduction in levels of production at producing properties or require abandonment or delays in development of new mining properties.

Fluctuating tungsten prices could negatively impact our business plan.

The potential for profitability of our tungsten mining operations and the value of our mining properties are directly related to the market price of tungsten.  Tungsten is typically priced according to metric ton units (mtu) of Ammonium Paratungstate (APT), which is equal to 10 kg. 1 MTU of APT contains approximately 7.93kgs of tungsten. APT and concentrate prices are mainly based on quotations published twice weekly by London's metal bulletin and other trade journals (ITIA). The price of tungsten may have a significant influence on the market price of our shares.  If we obtain positive drill results and progress our property to a point where a commercial production decision can be made, our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before any revenue from production would be received.  A decrease in the price of tungsten at any time during future exploration and development may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower tungsten prices.  The price of tungsten is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major tungsten producing countries throughout the world.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event tungsten prices decline and remain low for prolonged periods of time, we might be unable to develop our properties or produce any revenue.

The volatility in tungsten prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the quotations published by London’s “Metal Bulletin” as reproduced by the International Tungsten Industry Association.

Source – http://www.itia.info/tungsten-prices.html

The US APT quotation (stu) and the FeW quotation have been converted to mtu of WO3 to facilitate price comparisons and the annual averages have been calculated by ITIA. A metric ton unit (mtu) is 10kg.  A metric ton unit of tungsten trioxide (WO3) contains 7.93kgs of tungsten. A short ton unit (stu) is 20 pounds.

Estimates of mineralized materials are subject to geologic uncertainty and inherent sample variability.

Although the estimated resources at our existing property will be delineated with appropriately spaced drilling, there is inherent variability between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated.  There also may be unknown geologic details that have not been identified or correctly appreciated at the proposed level of delineation.  This results in uncertainties that cannot be reasonably eliminated from the estimation process.  Some of the resulting variances can have a positive effect and others can have a negative effect on mining and processing operations.  Acceptance of these uncertainties is part of any mining operation.

Risks Related To Our Company

The fact that we have not earned any operating revenues since our inception raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our inception and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and we build and operate a mine. We had cash in the amount of $5,369 as of January 31, 2013. As of January 31, 2013, we had working capital deficit of $45,092. We incurred a net loss of $95,092 since inception. We estimate our average monthly operating expenses to be approximately $35,000, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail. These circumstances lead our independent registered public accounting firm, in their report dated April 29, 2013, to comment about our company’s ability to continue as a going concern

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our exploration activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or generate positive cash flow in the future. We will require additional financing in order to proceed beyond the first few months of our exploration program. We will also require additional financing for the fees we must pay to maintain our status in relation to the rights to our property and to pay the fees and expenses necessary to become and operate as a public company. We will also need more funds if the costs of the exploration of our existing projects are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

Because we may never earn revenues from our operations, our business may fail and then investors may lose all of their investment in our company.

We have no history of revenues from operations. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and is in the exploration stage. The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of mineral reserves on our property or selling the rights to exploit those mineral reserves. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company. Prior to completion of the exploration and pre-feasibility and feasibility stages, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

We may be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. As of January 31, 2013, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, as of the quarter ended January 31, 2013, that its internal controls and procedures were effective to detect the inappropriate application of U.S. GAAP rules. Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. No assurance can be given that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like NYSE Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Bylaws contain a provision permitting us to indemnify our directors and executive officers, and former directors and executive officers, to the fullest extent provided by Nevada law. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team does not have extensive public company experience and is generally unfamiliar with the requirements of the United States securities laws, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management team have limited experience managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business. If we issue additional shares in the future, whether in connection with a financing or in exchange for services or rights, it will result in the dilution of our existing stockholders.

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of common stock, par value $0.0001, and 25,000,000 shares of preferred stock, par value $0.0001.  Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties, to fund our overhead and general operating requirements and in exchange for services rendered to the Company. Such issuances may not require the approval of our shareholders.  Any future issuances may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock.  If we issue any such additional shares in the future, such issuance will reduce the proportionate ownership and voting power of all current shareholders.

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were a “shell company” pursuant to Rule 144 prior to the consummation of the Transaction, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date that this Current Report on Form 8-K has been filed with the Commission reflecting the Company’s status as a non- “shell company.” Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of this Current Report on Form 8-K and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 2. PROPERTIES.

Our facilities: As of the date of this Annual Report on Form 10-K, our executive, administrative, and operating offices are located at 1671 Southwest 105 Lane, Davie, Florida, 33324.  We believe these facilities are adequate for our current needs and that alternate facilities on similar terms would be readily available if needed. This property is provided free of charge by our President, although we do not have any specific agreement in this regard.

As of the date of this Annual Report on Form 10-K, we hold an option to acquire an interest in the Cherry Creek Tungsten Project pursuant to the Option Agreement entered into by our subsidiary, Nevada Tungsten Holdings Ltd.  For a description of the Option Agreement, please see the section entitled “Business” above.

Cherry Creek Tungsten Project

Location

The Cherry Creek Tungsten Project consists of 32 patented and unpatented mining claims situated in White Pine County, Nevada.  The Project is approximately 52 miles by paved highway northeast of Ely, Nevada.  The Cherry Creek Mining District has been known mainly for its long history of silver production, dating back to the late nineteenth century.  In the year 1915, tungsten production commenced at the Shoestring Mine.  From that time on, tungsten production was conducted on an intermittent basis mainly during the times of the two world wars and the Korean conflict.  The last known production was in 1977 from the Shoestring Mine.

Mineralization

Examination of the property descriptions where tungsten was mined reveals a common mineralogy and mode of occurrence for all the tungsten bearing zones of the Cherry Creek District.   These common characteristics are listed here.

➢	Hosted within a carbonate rich environment, i.e.: limestone.
➢	Occurrences within quartz carbonate veins, often in coarse crystalline form.
➢	Proximity to or within contact zones between two rock types
➢	A north to northeast strike, parallel to the general trend of the range.
➢	The major tungsten occurrences are within or adjacent to the Exchequer Fault Zone
➢	The mineral Scheelite is usually the only tungsten bearing mineral in the previously mined zones, with Wolframite rarely noted or only as a minor accessory mineral.

Initial Exploration

Based on these common characteristics noted above, it would appear that any future exploration for tungsten in the Cherry Creek area can be most efficiently accomplished through the following steps in the order set out below, the first three of which are addressed below.

We intend to undertake an analysis and interpretation of the newly acquired Spectral satellite images, discussed in more detail below, to identify the most favorable locations for new tungsten discoveries. These steps will consist of:

1.	Undertake a correlation of the former tungsten production locations with carbonate highs identified on the Spectral images.
2.	Identify these more favourable locations by unique identifiers and tie them into known landmarks and claim numbers.
3.	Undertake reconnaissance field traverses to the target areas when the weather permits.
4.	Collect samples for assay and conduct organized area-wide geochemical surveys.
5.	Trenching and bulk samples in the best locations as identified by the initial sampling and geochemical surveys.

Once the above work has been undertaken a more comprehensive picture of the potential for re-establishing a producing tungsten facility can be established.

Summary of the spectral satellite images and description of targets

Using Spectral Imaging technology, images can be observed at the known tungsten mining locations, and the new locations that appear to contain the potential for locating new, undiscovered tungsten occurrences.  Noted below, there are a series of lettered target localities that are to be described that are keyed to both a spectral satellite image as well as the latest claim map of the Cherry Creek Tungsten claims. A review of all the available geological reports and property reports for White Pine County as well as for the Cherry Creek District indicates a common theme for the occurrence of tungsten deposits and occurrences, and where one should be looking to find any new potential deposits

The images illustrate the overall limits of the Proterozoic Prospect Mountain Quartzite, which shows as a prominent area of bright blue (or pink depending upon which bands are used) which outlines the main portion of the range above the 7,000 foot level, and occupying the Cherry Creek Range east of the main crest of this range.  (Figure 1)  The areas of orange coloration represent the carbon index as detected by the spectral imagery.  These primary areas of interest are identified by letter designation and are identified as Target “A”, Target “B”, and so on.  For each target area there is a summary that describes the underlying rock types, the claim numbers that it is located on, nearby or on site mining locations, and means of access to the target area.  As well the NAD 27 CONUS co-ordinates and elevation at the center point of each target is also included.  As these spectral images are from satellite height, the resolution of these is of reconnaissance scale and consequently these images serve to highlight regional features such as faults, rock types and large scale features.  The nine main past mining locations that produced tungsten that lie within or nearby to the HENW claim group are highlighted with yellow dots.

The carbonate highs detected are summarized as a series of target zones.  Each target described here is identified by a letter designation and is keyed to Figure 1.  Figure 2 is a claim map, with these same targets keyed onto it.  The value of the use of Spectral imagery is that the areas of carbonate rich rocks such as limestone can complement and enhance  the value of geological maps and prior historical data by showing the true areal extent of the carbonate rich rock units, which are the most favorable locale in which to identify and explore for tungsten deposits.  Of the targets A-G that are summarized here, only Targets “B” and “C”, fall within the Cherry Creek Tungsten Project.  These two targets however are on an N 60 W trend that we believe most likely represents a strong and significant linear structural feature such as a fault.  We believe a  noteworthy feature of these targets going from “A” to “G”, is that they show a regional trend that follows the trend of the Cherry Creek Range and roughly parallel the trend of the Exchequer Fault Zone.

4424
4423000
4422000
4421000
4420000
4419000
G
F
Exchequer
New Cent
E
D
C
B
A
Cherry Creek
Cherry Cre
© SPOT IMAGE
© 2013 Google
2310m
677000
678000
679000
680000
681000

Figure 1:  Spectral Image with Targets

4424
4423
4422
4421
4420
Elk Spring
Canyon
A
B
C
D
E
1
2
3
4
5
6
7
8
9

E

Figure 2: Topo Claim Map with targets and mine locations (numbered dots).

Table 1 below, is a detail of the Tungsten producing mine properties that are within or close to the Cherry Creek Tungsten Project.  Although the Big Giant (Target “E”) lies outside this claim group, we believe it is worth noting as it seems to lay on a trend that point northwesterly towards the Chance Mine.

From Figure 2 above, it shows two areas of interest around the Ticup-Old Timer in the east half and the Pinenut Nut Canyon on the west side.  The tungsten potential of the northern and southeast areas is yet to be evaluated as these areas remain largely unexplored, due in part to the challenges of difficult access and lack of previous exploration.

TABLE 1: MINE DETAILS-HENW CLAIM GROUP

#	MINE NAME	NORTHING	EASTING	ELEV. (FEET)	TUNGSTEN PRODUCED	FROM (YEAR)	TO (YEAR)
1	Chance	4422500	6792000	8,200	300 UNITS	1916, 1937	& 1977
2	Big Giant	4422000	680000	7,900	183 UNITS	1954	1954
3	Geneva (Only Chance)	4422000	6795000	7,700	1,286 UNITS	1952	1957
4	Old Timer	4421950	679250	7,900	Included in Teacup	1941	1956
5	Teacup	4422000	679000	8,000	24,589 UNITS	1972	& 1977
6	Fillmore (Last Chance, Scheelite King)	4421500	678500	8,400	341 UNITS	1954	1956
7	Bluebell	4421250	677300	7,700	Unknown		
8	Pine Nut (Lucky Strike, Campanella)	4420500	677000	7,500	1,000 UNITS	1942, & 1952	1956
9	Shoestring Happy Group, Schaefer)	4421700	677000	7,700	1,800 UNITS	1916-1918	1951-1954 & 1977

We believe that this table illustrates that the best producer for Tungsten in this area was by far the Ticup-Old-Timer Mines area.

Figure 3: Geology Map with targets

Target “A”:  679000 E, 4420400 N, Elev. 7,378 feet.:  This is a roughly circular zone, 1,500 feet in diameter that lies on the east facing side of the range, one-half mile north of the Maryanne Mine.  This location on the geological map is an area of quartzite in contact with overlying Ordovician limestone and the closest Claim to this target is HENW 74 on the north side of the patent area.

Target “B”: 679350 E, 4420900 N, Elev. 7,300 feet:  This is the east end of what appears to be a fault zone that parallels the Maude Canyon area on its south flank.    Access to this target is along the trail that connects the Maryanne Mine with the Ticup and Old Timer Mines further north.  The geology at this target is mapped as quartzite, although along this road shale beds and limestone outcrops were observed and we believe this area most likely contains a contact zone location that would favor the deposition of tungsten bearing veins.  The claims that contain this zone are the northwest edge of the Maryanne Patent Group, and Viscount Claims HENW 92 and HENW 94.  This target is the east end of a N 60 W linear feature that we believe is suggestive of a fault.

Target “C”: 678900 E, 4421100 N, Elev. 7,801 feet.: This is the west zone of the apparent NW trending fault zone that is described in Target “B”, however accessibility might be a problem due to the very steep ridge that is above the south side of Maude Canyon.  The geological map shows this area is mainly limestone.  The bright orange Spectral response here suggests a very high carbonate index and this area does represent a high priority for locating tungsten mineralization.  The claims that contain this zone are HENW 87, 88, 89, and 90.

Target “D”: 679800 E, 4421150 N, Elev. 7,093 feet. This target is at the apex of a sharp curve along the trail between the Maryanne and the Ticup/Old Timer Mines, at the north side of Maude Canyon.  It is 800-900 feet east of HENW 93 and may contain a structure that trends west-northwest back onto the HENW claims.  The geology as mapped here is a north-south trending contact between quartzite and shale.  Some minor workings in this area, downslope from the road, have been observed.

Target “E”: 680000 E, 4422300 N, Elev. 7,637 feet: This location is on the crest of the mountain directly above the Grey Eagle Mine, and can be easily accessed by a short traverse northwest from the Grey Eagle Mine shaft.  Quartzite outcroppings with numerous vein structures are present along a series of northwest trending, southwesterly dipping fault zones.  As this target is some distance east of the HENW claim group this target is described for information purposes only.

Target “F”: 678300 E, 4423600 N, Elev. 8,160 feet:  Although this area is well away from the claims held it may well be part of a regional cross cutting feature that trends back towards the Ticup-old Timer Mines location.

Target “G”: 681000 E, 4424000 N, Elev. 7,975 feet: This location is at the head of the Montgomery Canyon, is located within an area mapped as Ordovician limestone, and is fairly high and remote above any trail that would provide access.  It would be recommended that a traverse along the head of Montgomery Canyon to locate the floats that originate from this area.

We believe the Pinenut Canyon-Shoestring Mine area may represent the best and most accessible area where there is known tungsten deposits and occurrences with the Pine Nut Canyon mine having a relatively recent history of tungsten production.  The highlighted areas with a strong carbonate response seem to match up with or are fairly close to mine workings and prospect areas.  The following figure shows this area with claims plotted on to it.  It should be noted that this figure is approximated from claim maps and topo maps and close accuracy of locations within 200 feet cannot be guaranteed.   It would appear that the most prospective areas as identified on this image that the carbonate highs on Claim CW 1, HENW 48, HENW 50, and HENW 68 would be prime targets to be visited and evaluated on a top priority basis.  Other anomalous features of interest would be on CW 4, HENW 64, and HENW 66 and 101.

Without further actual ground truthing, traversing, and geochemistry, there is no certain way to categorically state that there will be tungsten resources found in situ on any of these locations, however the use of Spectral Associates International Spot Imagery can serve to be used as one of the tools to be use to guide future exploration efforts more efficiently by identifying more specifically the best targets to consider for future exploration efforts.

676
677
678
4422
4421
4420
HENW 39
HENW 41
HENW 43
HENW 45
HENW 47
HENW 49
HENW 101
HENW 102
HENW 66
HENW 67
HENW 40
HENW 42
HENW 44
HENW 46
HENW 48
HENW 50
HENW 63
HENW 64
HENW 65
CW 24
CW 9
9
HENW 51
HENW 53
HENW 55
HENW 57
HENW 59
HENW 61
CW 6
CW 7
CW 8
HENW 75
HENW 77
7
HENW 52
HENW 54
HENW 56
HENW 58
HENW 60
HENW 62
CW 3
CW 4
CW 5
HENW 76
HENW 78
CW 1
CW 2
HENW 68
HENW 69
HENW 70
8
PINENUT CANYON MINE
Google earth
miles
1
km
1

Figure 4: Pinenut Canyon-Shoestring Mine Area.  Mine locations marked by yellow dots. 7-Bluebell, 8-Pinenut, 9-Shoestring.

Figure 5: Ticup-Old Timer Spectral Image Detail.  3-Big Giant, 4-old Timer, 5-Ticup, 6-Fillmore.  The dashed heavy black line is what is interpreted as a possible cross-cutting fault trend.

In regards to the Ticup-Old Timer Mines area, on the image as seen on Figure 5 above, there is a definite boundary that coincides with the known contact for the Prospect Mountain Quartzite as can be noted on Figure 6 which follows.  Although there does not seem to be any notable Spectral signature that would identify the location of the Geneva, Ticup or Old Timer Mines, there is a well definable feature that has all the appearance of a cross-cutting fault zone that exhibits a high carbonate alteration index.  We believe this structure points at the Fillmore Mine and this location may well represent a high potential for discovering new Tungsten occurrences, as well as other mineral commodities.

Figure 6: Ticup-Old Timer Area, Geology and Claims.

Based upon our available data, we believe that the claims comprising the Cherry Creek Tungsten Project  are not only noteworthy for its known Tungsten deposits, but it most likely represent an excellent choice of area in which new, yet undiscovered Tungsten occurrences are likely to be found.  There is no known mineral resource or mineral reserve estimates and there is no known recent mineral production from the property.

ITEM 3. LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “TUNG.” However, there is no established market for the Company’s common stock.

Our common shares are issued in registered form. Securities Transfer Corporation Inc., 2591 Dallas Parkway, Suite 102, Frisco, TX 75034 (Telephone: (469) 633-0101; Facsimile: (469) 633-0088) is the registrar and transfer agent for our common shares.

On April 24, 2013, the shareholders' list showed 33 shareholders of record and 65,000,000 common shares outstanding.

Dividends

We have not declared or paid any cash dividends since inception and we do not intend to pay any cash dividends in the foreseeable future.  Although there are no restrictions that limit our ability to pay dividends on our shares of common stock other than as described below, we intend to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

We have not adopted any equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities for the fiscal year ended January 31, 2013.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Tungsten Corp. for the fiscal years ended January 31, 2013 and January 31, 2012 should be read in conjunction with the audited financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K.

Overview

We were incorporated under the laws of the state of Nevada on June 5, 2008.  On April 8, 2013, we entered into and closed a stock exchange agreement with Guy Martin and Nevada Tungsten Holdings Ltd.  Pursuant to the terms of the SEA, we acquired all of the issued and outstanding shares of Nevada Tungsten Holdings Ltd.’s common stock from Mr. Martin in exchange for the issuance by our company of 3,000,000 shares of our common stock to Guy Martin (the “Transaction”).  As a result of the Transaction, Nevada Tungsten Holdings Ltd. became our wholly-owned subsidiary and we acquired an option to acquire a 100% interest in all tungsten on the Cherry Creek Tungsten Project.

Nevada Tungsten Holdings Ltd. was incorporated in the state of Nevada on October 30, 2012, with the goal of investigating for promising tungsten opportunities in the United States.  Nevada Tungsten Holdings Ltd.’s operations since incorporation focused on the investigation and identification of promising tungsten opportunities, and as a result, it entered into the Option Agreement in regards to Cherry Creek Tungsten Project and the Monfort Agreement in regards to the Idaho Property, both as further described in Item 1 of this Annual Report on Form 10-K.

Results of Operations for the Fiscal Years Ended January 31, 2013 and January 31, 2012

The following summary of our results of operations should be read in conjunction with our audited financial statements for the fiscal years ended January 31, 2013 and January 31, 2012.

Our operating results for the fiscal years ended January 31, 2013 and January 31, 2012:

	Fiscal Year Ended January 31, 2013	Fiscal Year Ended January 31, 2012

Revenue	$0	$0
Expenses	$20,475	$21,711
Net Loss	$(20,475)	$(21,711)

Revenues

We have not earned any revenues for the fiscal years ended January 31, 2013 and January 31, 2012 and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the fiscal years ended January 31, 2013 and January 31, 2012:

	Fiscal Year Ended January 31, 2013	Fiscal Year Ended January 31, 2012

Exploration expenses	$0	$0
General and administrative expenses	$3,120	$5,394
Professional fees	$17,355	$16,317

Our expenses for the fiscal years ended January 31, 2013 and January 31, 2012 were comprised mainly of professional fees paid in connection with the costs associated with our current and periodic report filing and accounting requirements.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Liquidity and Financial Condition

Overview

As of January 31, 2013, we had $5,369 in cash and cash equivalents and a working capital deficiency of $45,092, including $50,461 in current liabilities comprised of $39,951 in stockholder advances and accounts payable and accrued expenses of $10,510.

For the fiscal year ended January 31, 2013, we used net cash of $19,266 in operations.

For the period from June 5, 2008 (inception) to January 31, 2013, we had $89,951 in net cash flow provided by financing activities, representing stockholder advances and proceeds from the sale of our common stock.

Subsequent to our fiscal year ended January 31, 2013, on April 8, 2013 we closed a private placement consisting of 2,000,000 shares of common stock at an issuance price of $0.25 per share for gross proceeds of $500,000.

We intend to conduct exploration activities on our newly optioned and acquired properties over the next twelve months.  We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses For the Next Twelve Month Period

General, Administrative, and Corporate Expenses	$200,000
Operating Expenses	$200,000
Exploration	$250,000

Total	$650,000

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our properties. Of the $650,000 that we require for the next twelve months, we had $5,369 in cash as of January 31, 2013.  As a result of the private placement on April 8, 2013, we received gross proceeds of $500,000.  In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering.  We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Our current cash requirements are significant due to planned exploration and development of current projects, and we anticipate generating losses. In order to execute on our business strategy, including the exploration and development of our current mining properties, we will require additional working capital, commensurate with the operational needs of our planned drilling projects and obligations.  Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our projects. There are no assurances that we will be able to raise the required working capital on terms favorable to us, or that such working capital will be available on any terms when needed. Any failure to secure additional financing may force us to cease our operations.

We cannot be sure that our future working capital or cash flows will be sufficient to meet our debt obligations and commitments. Any insufficiency and failure by us to renegotiate such existing debt obligations and commitments would have a negative impact on our business and financial condition, and may result in legal claims by our creditors. Our ability to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to sell or liquidate assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders may be able to foreclose on our assets or force us into bankruptcy proceedings or involuntary receivership.

Contractual Obligations Table

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments due by Period
Contractual Obligations	Less than	One to	Three to	More Than
At February 28, 2013	One Year	Three Years	Five Years	Five Years	Total

Exploration Expenditure Obligations	$250,000	$1,250,000	$-	$-	$1,500,000
Purchase Obligations	$100,000	$50,000	$-	$-	$150,000

The above table outlines our obligations as of February 28, 2013 and does not reflect any changes in our obligations that have occurred after that date.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Our principal capital resources have been through the subscription and issuance of common stock, although we have also used stockholder loans and advances from related parties.

Going Concern

The Company incurred net losses of $95,092 since Inception (June 5, 2008) to January 31, 2013 and has commenced limited operations, raising substantial doubt about the company’s ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance we will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires  management to make estimates and  assumptions  that  affect  the  reported  amounts  of assets and liabilities  and disclosure of contingent  assets and liabilities at the date of the financial  statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes

The company  accounts for its income  taxes in  accordance  with Statement of Financial  Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences  between the financial  statement carrying  amounts of existing assets and  liabilities  and their  respective  tax  basis  and  tax  credit carry-forwards.  Deferred tax assets and  liabilities are measured using enacted tax rates  expected  to apply to  taxable  income  in the  years in which  those temporary  differences  are expected to be  recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

The company has a net operating loss carry-forward to be used in future years. The company has established a valuation allowance for the full tax benefit of the operating loss carry-forwards due to the uncertainty regarding realization.

Fair Value of Financial Instruments

Financial accounting standards statement No.107. "Disclosure  About Fair Value of Financial  Instruments",  requires the company to disclose,  when reasonably  attainable,  the fair market value of its assets  and  liabilities  which are  deemed  to be  financial  instruments.  The carrying amount and estimated fair values of the company's financial instruments approximated their fair value due to their short-term nature.

Net Loss Per Common Share

The company computes net loss per share in accordance with SFAS No.  128, "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the period from July 20, 2006 (Date of Inception) through August 31, 2008, the Company had no potentially dilutive securities.

Stock-Based Compensation

The company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Annual Report on Form 10-K for the fiscal years ended January 31, 2013 and January 31, 2012 begin on page F-1 and have been examined by our independent accountants, Li & Company, PC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of January 31, 2013 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)
We do not have an audit committee. While not being legally obligated to have an audit committee, it is the management’s view that to have an audit committee, comprised of independent board members, is an important entity-level control over our financial statements.

iii)
We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

iv)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

Our management feels the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Guy Martin	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Director	54	April 8, 2013

Douglas Oliver	Director, Vice-President Exploration	61	December 14, 2012

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our director and executive officer, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Guy Martin

Guy Martin has over 30 years of corporate operational experience, having served in executive capacities for a number of domestic and international companies.  From 2005 to 2008, Mr. Martin served as a principal of Backyard Dreams LLC, a residential remodeling company in Davie, Florida.  From 2008 to 2010, Mr. Martin served as the Corporate Director of Strategy and Project Management of Intcomex, an information technology product distributor to Latin America located in Miami, Florida.  Mr. Martin then served as the Chief Operating Officer of Chukka Caribbean Adventures, an adventure tour operator headquartered in Montego Bay, Jamaica, from 2010 to 2011.  In 2011, Mr. Martin formed Blue Moon Advisors, an operations, financial planning and management consulting firm to start-ups, mining and tourism companies and currently serves as both the owner and a consultant.  Mr. Martin currently holds the position of Chief Executive Officer at Coyote Resources Inc. (COYR), a publicly traded junior gold and silver exploration company. Mr. Martin has a Bachelor of Science degree in Electrical Engineering from the New Jersey Institute of Technology.  We believe that Mr. Martin’s business, management and industry experience will be an invaluable resource as we seek to develop our business and further exploration activities.

Douglas Oliver

Dr. Oliver is a career geologist with 30 years of experience in mineral exploration.  Since 2008, Mr. Oliver has served as  President  of  Oliver Geoservices,  a business  he  founded in 2008,  which  specializes  in  minerals exploration  management,  economic evaluations and independent reviews. In 1973, Mr. Oliver received a Bachelor of Science in Geology from Rutgers University, a MBA from the University of Texas at Austin in 1988, and a Ph.D. in Tectonics from Southern Methodist University in 1996.  Mr. Oliver's background with business operations led to our conclusion that he should serve as a director in light of our business and structure.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and shareholders holding more than 10% of our outstanding Common Stock to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our Common Stock.  Executive officers, directors, and persons who own more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year, none of our executive officers and directors, and persons who own more than 10% of our Common Stock failed to timely file the reports required pursuant to Section 16(a) of the Exchange Act, except that Mr. Douglas Oliver failed to file a Form 3 in connection with his appointment on December 14, 2012 as an officer and director of the Company.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company.  Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business.  Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by shareholders.  If a shareholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws.  Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Tungsten Corp., 1671 Southwest 105 Lane, Davie, Florida, 33324.

Board Leadership Structure and Role on Risk Oversight

Guy Martin currently serves as the Company’s principal executive officer and a director.  The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources.  The Board of Directors will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company.

It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal years ended January 31, 2013 and 2012; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the fiscal years ended January 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Guy Martin, President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director (1)	2012 2011	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A

Douglas Oliver, Former President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director(2)	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Martin was appointed the President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and a director of our company on April 8, 2013
(2)
Mr. Oliver was appointed the President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and a director of our company on December 14, 2012.  Mr. Oliver resigned as President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary of our company on April 8, 2013 and was appointed as Vice-President of Exploration.

Other than as disclosed below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Subsequent to our fiscal year ended January 31, 2013, on April 8, 2013, we entered into a consulting agreement with Guy Martin whereby Mr. Martin has agreed to provide our company with various consulting services as the president, chief executive officer, chief financial officer, secretary and treasurer. In consideration for agreeing to provide such consulting services, we have agreed to provide Mr. Martin with a monthly payment of $5,000.

Subsequent to our fiscal year ended January 31, 2013, on April 8, 2013, we entered into a consulting agreement with Douglas Oliver whereby Mr. Oliver has agreed to provide our company with various consulting services as our V.P. of Explorations. In consideration for agreeing to provide such consulting services, we have agreed to provide Mr. Oliver with a monthly payment of $4,000.

Outstanding Equity Awards at Fiscal Year-End

As of January 31, 2013, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the fiscal year ended January 31, 2013.

Options Grants in the Fiscal Year Ended January 31, 2013

During the fiscal year ended January 31, 2013, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Fiscal Year Ended January 31, 2013 and Year End Option Values

There were no stock options exercised during the fiscal year ended January 31, 2013 and no stock options held by our executive officers at the end of the fiscal year ended January 31, 2013.

Re-pricing of Options/SARS

We did not re-price any options previously granted to our executive officers during the fiscal year ended January 31, 2013.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the fiscal year ended January 31, 2013, we did not pay any compensation or grant any stock options to our directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. As a result, we have omitted this table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 24, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Guy Martin President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Director Southwest 105 Lane, Davie, Florida, 33324	3,000,000	4.6%

Douglas Oliver Director, Vice-President Exploration 1671 Southwest 105 Lane, Davie, Florida, 33324	3,000,000	4.6%

Directors and Executive Officers as a Group(2)	6,000,000	9.2%

Cede & Co Box 20, Bowling Green Station New York, NY 10004	9,000,000	13.8%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 24, 2013.  As of April 24, 2013, there were 65,000,000 shares of our company’s common stock issued and outstanding.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Subsequent to our fiscal year ended January 31, 2013, on April 8, 2013, we entered into and closed a voluntary share exchange transaction pursuant to the SEA with Guy Martin and Nevada Tungsten Holdings Ltd.  Mr. Martin was the sole shareholder of Nevada Tungsten Holdings Ltd. and pursuant to the terms of the SEA, we acquired all of the issued and outstanding shares of Nevada Tungsten Holdings Ltd.’s common stock from Guy Martin in exchange for the issuance by our company of 3,000,000 shares of our common stock to Guy Martin subject to release conditions noted below.

Subsequent to our fiscal year ended January 31, 2013, on  April 8, 2013, we also entered into a consulting agreement with Guy Martin whereby Mr. Martin has agreed to provide our company with various consulting services as the president, chief executive officer, chief financial officer, secretary and treasurer. In consideration for agreeing to provide such consulting services, we have agreed to provide Mr. Martin with a monthly payment of $5,000.  Mr. Martin was the sole shareholder of the Nevada Tungsten Holdings Ltd. prior to the Transaction.

Subsequent to our fiscal year ended January 31, 2013, on April 8, 2013, we entered into a consulting agreement with Douglas Oliver whereby Mr. Oliver has agreed to provide our company with various consulting services as our V.P. of Explorations. In consideration for agreeing to provide such consulting services, we have agreed to provide Mr. Oliver with a monthly payment of $4,000.

Subsequent to our fiscal year ended January 31, 2013, on  April 8, 2013, we entered into lock up agreements with each of Messrs. Martin and Oliver in regards to the 3,000,000 shares of our common stock that each hold. Pursuant to the terms of the lock up agreements, in regards to their respective 3,000,000 shares of our common stock, 1,000,000 shares have been released concurrent with the closing of the Transaction, and 1,000,000 shares shall be released on each anniversary thereafter.

Review, Approval or Ratification of Transactions with Related Persons

We have not adopted a Code of Ethics and we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Corporate Governance

We currently act with two directors, consisting of Guy Martin and Douglas Oliver, neither of which is independent.

We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

Committees of the Board

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Li & Company PC for the fiscal periods shown.

	Fiscal Year Ended January 31, 2013	Fiscal Year Ended January 31, 2012

Audit Fees	$5,000	$4,500
Audit Related Fees	$3,000	$2,250
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$8,000	$6,750

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and services that are normally provided by the above auditor in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended January 31, 2013.  The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report on Form 10-K:

(a) Financial Statements:

(b) Exhibits:

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on October 29, 2009).
3.2	By-laws (incorporated by reference from our Registration Statement on Form S-1 filed on October 29, 2009).
3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on May 15, 2012).
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on May 15, 2012).
3.5	Certificate of Amendment (incorporated by reference from our Quarterly Report on Form 10-Q filed on December 13, 2012).
10.1	Stock Exchange Agreement between the Company, Nevada Tungsten Holdings Ltd. and Guy Martin, dated April 8, 2013 (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).
10.2	Consulting Agreement between the Company and Guy Martin, dated April 8, 2013 (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).
10.3	Consulting Agreement between the Company and Douglas Oliver, dated April 8, 2013 (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).
10.4	Option Agreement between Viscount Mining Ltd. and Nevada Tungsten Holdings Ltd. dated January 31, 2013 (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).
10.5	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).
10.6	Form of Lock-Up Agreement with Guy Martin and Douglas Oliver (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).
10.7	Purchase Agreement, dated April19, 2013, by and between Nuvada Tungsten Holdings Ltd., and Monfort Ventures Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2013)
21	List of Subsidiaries – Nevada Tungsten Holdings Ltd.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	filed herewith.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUNGSTEN CORP.

/s/ Guy Martin
Guy Martin
President, Chief Executive Officer, Treasurer,
Secretary, Chief Financial Officer and Director

Date: April 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Martin	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Director	April 26, 2013
Guy Martin

/s/ Douglas Oliver	Director	April 26, 2013
Douglas Oliver

Tungsten Corp.

(Formerly Online Tele-Solutions, Inc.)

(A Development Stage Company)

January 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tungsten Corp.
(Formerly Online Tele-Solutions, Inc.)
(A development stage company)
Davie, Florida

We have audited the accompanying balance sheets of Tungsten Corp. (formerly Online Tele-Solutions, Inc.), a development stage company, (the “Company”) as of January 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended and for the period from June 5, 2008 (inception) through January 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2013 and 2012 and the results of its operations and its cash flows for the fiscal years then ended and for the period from June 5, 2008 (inception) through January 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at January 31, 2013, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC
Li and Company, PC

Skillman, New Jersey
April 26, 2013

 Tungsten Corp.
 (Formerly Online Tele-Solutions, Inc.)
 (A Development Stage Company)
 Balance Sheets

	January 31, 2013	January 31, 2012
ASSETS

CURRENT ASSETS:
Cash	$5,369	$15,384

Total Current Assets	5,369	15,384

Total Assets	$5,369	$15,384

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,510	$9,301
Advances from stockholders	39,951	30,700

Total Current Liabilities	50,461	40,001

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.0001 par value: 25,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 300,000,000 shares authorized,
66,000,000 shares issued and outstanding	6,600	6,600
Additional paid-in capital	43,400	43,400
Accumulated deficit	(95,092)	(74,617)

Total Stockholders' Deficit	(45,092)	(24,617)

Total Liabilities and Stockholders' Deficit	$5,369	$15,384

See accompanying notes to the financial statements.

 Tungsten Corp.
 (Formerly Online Tele-Solutions, Inc.)
 (A Development Stage Company)
 Statements of Operations

			For the Period from
	For the Fiscal Year	For the Fiscal Year	June 5, 2008
	Ended	Ended	(inception) through
	January 31, 2013	January 31, 2012	January 31, 2013

NET REVENUES EARNED DURING THE DEVELOPMENT STAGE	$-	$-	$-

OPERATING EXPENSES:
Professional fees	17,355	16,317	62,726
General and administrative expenses	3,120	5,394	32,366

Total operating expenses	20,475	21,711	95,092

LOSS BEFORE INCOME TAX PROVISION	(20,475)	(21,711)	(95,092)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(20,475)	$(21,711)	$(95,092)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	66,000,000	66,000,000

 See accompanying notes to the financial statements

Tungsten Corp.
(Formerly Online Tele-Solutions, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from June 5, 2008 (Inception) Through January 31, 2013

				Deficit
				Accumulated	Total
	Common Stock, $0.0001 Par Value		Additional	during the	Stockholders'
	Number of Shares	Amount	paid-in Capital	Development Stage	Equity (Deficit)

Balance, June 5, 2008 (inception)	-	$-	$-	$-	$-

Shares issued for cash at $0.0003 per share on August 1, 2008	45,000,000	4,500	10,500	-	15,000

Shares issued for cash at $0.0017 per share from
August 1, 2008 through October 27, 2008	21,000,000	2,100	32,900	-	35,000

Net loss				(4,500)	(4,500)

Balance, January 31, 2009	66,000,000	6,600	43,400	(4,500)	45,500

Net loss				(17,410)	(17,410)

Balance, January 31, 2010	66,000,000	6,600	43,400	(21,910)	28,090

Net loss				(30,996)	(30,996)

Balance, January 31, 2011	66,000,000	6,600	43,400	(52,906)	(2,906)

Net loss				(21,711)	(21,711)

Balance, January 31, 2012	66,000,000	6,600	43,400	(74,617)	(24,617)

Net loss				(20,475)	(20,475)

Balance, January 31, 2013	66,000,000	$6,600	$43,400	$(95,092)	$(45,092)

See accompanying notes to the financial statements.

 Tungsten Corp.
 (Formerly Online Tele-Solutions, Inc.)
 (A Development Stage Company)
 Statements of Cash Flows

			For the Period from
	For the Fiscal Year	For the Fiscal Year	June 5, 2008
	Ended	Ended	(inception) through
	January 31, 2013	January 31, 2012	January 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,475)	$(21,711)	$(95,092)
Adjustments to reconcile net loss to net cash used in operating activities
Write off of deposit on software	-	-	15,000
Changes in operating assets and liabilities:
Prepaid expenses	-	2,400	-
Accounts payable and accrued expenses	1,209	4,369	10,510

NET CASH USED IN OPERATING ACTIVITIES	(19,266)	(14,942)	(69,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on software purchase	-	-	(15,000)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) stockholders	9,251	30,200	39,951
Proceeds from sale of common stock	-	-	50,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,251	30,200	89,951

NET CHANGE IN CASH	(10,015)	15,258	5,369

Cash at beginning of period	15,384	126	-

Cash at end of period	$5,369	$15,384	$5,369

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

 See accompanying notes to the financial statements.

Tungsten Corp.
(Formerly Online Tele-Solutions, Inc.)
(A Development Stage Company)
January 31, 2013 and 2012
Notes to the Financial Statements

Note 1 - Organization and Operations

Online Tele-Solutions, Inc.

Online Tele-Solutions, Inc. (a development stage company) (“Online Tele-Solutions”) was incorporated under the laws of the State of Nevada on June 5, 2008.  Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has generated no revenues since inception.

Certificate of Amendment to the Articles of Incorporation

On March 9, 2012, the Board of Directors and the consenting stockholders adopted and approved a resolution to (i) amend the Company’s Articles of Incorporation to (a) increase the number of shares of authorized common stock from 50,000,000 to 300,000,000; (b) create 25,000,000 shares of "blank check" preferred stock with a par value of $0.0001 per share; (c) change the par value of the common stock from $0.001 per share to $0.0001 per share; and (ii) effectuate a forward split of all issued and outstanding shares of common stock, at a ratio of thirty-for-one (30:1) (the "Stock Split").

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the Stock Split.

Certificate of Amendment to the Articles of Incorporation

On November 14, 2012, the Board of Directors of Online  Tele-Solutions  and two (2) stockholders  holding an aggregate of  45,600,000  shares of common stock  issued and  outstanding  as of November 6, 2012, have approved and consented in writing to effectuate an amendment to the  Company's  Articles  of  Incorporation  to  change  the  name of  Online Tele-Solutions to "Tungsten Corp." (the “Company”).

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification.  Although the Company has recognized some nominal amount of revenues since inception, the Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as accrued expenses approximate their fair values because of the short maturity of these instruments.

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended January 31, 2013 or 2012.

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

There were no potentially outstanding dilutive common shares for the fiscal year ended January 31, 2013 or 2012.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at January 31, 2013, a net loss and net cash used in operating activities for the fiscal year then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to commence operations and generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Related Party Transactions

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

Note 5 – Stockholders’ Equity (Deficit)

Shares authorized

Upon formation the total number of shares of common stock which the Company is authorized to issue is Fifty Million (50,000,000) shares, par value $0.001 per share.

On March 9, 2012 the Board of Directors and the consenting stockholders adopted and approved a resolution to effectuate an amendment to the Company’s Articles of Incorporation to (i) increase the number of shares of authorized common stock from 50,000,000 to 300,000,000 (ii) create 25,000,000 shares of "blank check" preferred stock with a par value of $0.0001 per share and (iii) decrease the par value of common stock from $0.001 per share to $0.0001 per share.

Common stock

On August 1, 2008, the Company issued 45,000,000 shares of common stock at $0.0003 per share to the company’s president for total cash proceeds of $15,000.

For the period from August 1, 2008 through October 27, 2008, the Company issued 21,000,000 shares of common stock at $0.0017 per share for total cash proceeds of $35,000.

Note 6 – Income Tax Provision

Deferred Tax Assets

At January 31, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $95,092 that may be offset against future taxable income through 2033. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $32,331 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $6,961 and $7,382 for the fiscal years ended January 31, 2013 and 2012, respectively.

Components of deferred tax assets at January 31, 2013 and 2012 are as follows:

	January 31, 2013	January 31, 2012
Net deferred tax assets – non-current:
Expected income tax benefit from NOL carry-forwards	32,331	25,370
Less valuation allowance	(32,331)	(25,370)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended January 31, 2013	For the Fiscal Year Ended January 31, 2012

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed.

Reverse Acquisition

On April 8, 2013 (the “Closing Date”) the Company entered into and closed a voluntary share exchange transaction pursuant to a stock exchange agreement (“SEA”) with Guy Martin and Nevada Tungsten Holdings Ltd. (the “SEA”).  Pursuant to the terms of the SEA, the Company acquired all of the issued and outstanding shares of Nevada Tungsten Holdings Ltd.’s common stock from Guy Martin in exchange for the issuance by the Company of 3,000,000 shares of the Company’s common stock to Guy Martin (the “Transaction”). Mr. Martin’s shares are subject to a lock up, as described below.  The sole asset of Nevada Tungsten Holdings Ltd. is an option to acquire all tungsten rights in regards to 32 patented and unpatented mining claims situated in White Pine Country, Nevada pursuant to an option agreement by and between Viscount Nevada Holdings Ltd. (the “Optionor”) and Nevada Tungsten Holdings Ltd. (the “Option Agreement”).

On April 8, 2013, concurrent with the closing of the Transaction, the Company closed a private placement of 2,000,000 shares at $0.25 per share for an aggregate total of $500,000.  Immediately after the Transaction and the private placement the Company had 71,000,000 issued and outstanding common shares.

The Company has entered into lock up agreements with each of Messrs. Martin and Oliver in regards to the 3,000,000 shares of the common stock that each hold (the “Lock Up Agreements”). Pursuant to the terms of the Lock Up Agreements, in regards to their respective 3,000,000 shares of common stock, 1,000,000 shares have been released concurrent with the closing of the Transaction, and 1,000,000 shares shall be released on each anniversary thereafter.

On April 19, 2013, the Company cancelled 6,000,000 shares, in the aggregate, of the Company's common stock that were held by two shareholders.