Form 10-Q
period 2013-04-30
Tungsten Corp.
filed 2013-06-14
CIK 1475065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________ to ___________

                        Commission File Number: 000-54342


                                 TUNGSTEN CORP.
           (Name of small business issuer as specified in its charter)

            Nevada                                               98-0583175
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

       1671 SW 105 Lane, Davie, FL                                 33324
(Address of principal executive offices)                         (Zip Code)

                                 (954) 476 4638
              (Registrant's Telephone Number, including area code)

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

As of June 14, there were 68,000,000 shares of the issuer's $0.001 par value common stock issued and outstanding.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          20

Item 4.  Controls and Procedures                                             21

                                  PART II

                             OTHER INFORMATION

Item 1.  Legal Proceedings                                                   22

Item 1A. Risk Factors                                                        22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         22

Item 3.  Defaults Upon Senior Securities                                     22

Item 4.  Mine Safety Disclosures                                             22

Item 5.  Other Information                                                   22

Item 6.  Exhibits                                                            22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 Tungsten Corp.
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                        April 30, 2013       January 31, 2013
                                                                        --------------       ----------------
ASSETS

CURRENT ASSETS:
  Cash                                                                    $    53,970           $     7,163
  Subscriptions receivable                                                    250,000                    --
                                                                          -----------           -----------
      Total Current Assets                                                    303,970                 7,163
                                                                          -----------           -----------
OTHER ASSETS
  Mineral properties                                                          921,291                21,291
                                                                          -----------           -----------
      Total Other Assets                                                      921,291                21,291
                                                                          -----------           -----------

      Total Assets                                                        $ 1,225,261           $    28,454
                                                                          ===========           ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                   $    34,676           $    28,845
  Advances from stockholders                                                   99,951                23,000
                                                                          -----------           -----------
      Total Current Liabilities                                               134,627                51,845
                                                                          -----------           -----------
STOCKHOLDERS' DEFICIT:
  Preferred stock at $0.0001 par value: 25,000,000 shares authorized;
   none issued or outstanding                                                      --                    --
  Common stock at $0.0001 par value: 300,000,000 shares authorized,
   68,000,000 shares issued and outstanding                                     6,800                     1
  Additional paid-in capital                                                1,197,108                    (1)
  Accumulated deficit                                                        (113,274)              (23,391)
                                                                          -----------           -----------
      Total Stockholders' Deficit                                           1,090,634               (23,391)
                                                                          -----------           -----------

      Total Liabilities and Stockholders' Deficit                         $ 1,225,261           $    28,454
                                                                          ===========           ===========

    The accompanying notes are an integral part of the financial statements.

                                 Tungsten Corp.
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                     For the Period from
                                           For the three months       October 30, 2012
                                                  Ended             (inception) through
                                              April 30, 2013           April 30, 2013
                                              --------------           --------------
OPERATING EXPENSES:
  Exploration costs                            $         --             $     22,130
  Officer compensation                               18,067                   18,067
  Professional fees                                  36,212                   37,339
  General and administrative expenses                35,604                   35,738
                                               ------------             ------------
      Total operating expenses                       89,883                  113,274
                                               ------------             ------------

LOSS FROM OPERATIONS                                (89,883)                (113,274)
                                               ------------             ------------

NET LOSS                                       $    (89,883)            $   (113,274)
                                               ============             ============
NET LOSS PER COMMON SHARE
 - BASIC AND DILUTED:                          $     (0.001)
                                               ============
Weighted common shares outstanding
 - basic and diluted                             66,663,000
                                               ============


    The accompanying notes are an integral part of the financial statements.

                                 Tungsten Corp.
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    For the Period from
                                                          For the three months       October 30, 2012
                                                                 Ended             (inception) through
                                                             April 30, 2013           April 30, 2013
                                                             --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (89,883)               $(113,274)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Write off of deposit on software                                 --                       --
  Changes in operating assets and liabilities:
     Subscriptions receivable                                         --                       --
     Accounts payable and accrued expenses                         5,831                   34,676
                                                               ---------                ---------
NET CASH USED IN OPERATING ACTIVITIES                            (84,052)                 (78,598)
                                                               ---------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Mineral property claims                                       (150,000)                (171,291)
                                                               ---------                ---------
NET CASH USED IN INVESTING ACTIVITIES                           (150,000)                (171,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Amounts received from (paid to) stockholders                    76,951                   99,951
  Reverse acquisition adjustment                                 (46,092)                 (46,092)
  Proceeds from sale of common stock                             250,000                  250,000
                                                               ---------                ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        280,859                  303,859
                                                               ---------                ---------

NET CHANGE IN CASH                                                46,807                   53,970

Cash at beginning of period                                        7,163                       --
                                                               ---------                ---------

Cash at end of period                                          $  53,970                $  53,970
                                                               =========                =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Interest paid                                                $      --                $      --
  Income tax paid                                              $      --                $      --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Stock subscription receiveble                                $ 250,000                $ 250,000
  Common stock issued for mineral property claims              $ 750,000                $ 750,000
  Cancellation of common stock                                 $     600                $     600


    The accompanying notes are an integral part of the financial statements.

                                 Tungsten Corp.
                         (An Exploration Stage Company)
                                 April 30, 2013
                          Notes to Financial Statements
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

ONLINE TELE-SOLUTIONS, INC.

Online Tele-Solutions, Inc. ("Online Tele-Solutions") was incorporated under the laws of the State of Nevada on June 5, 2008. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company's activities had involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has generated no revenues since inception.

CERTIFICATE OF AMENDMENT TO THE ARTICLES OF INCORPORATION

On March 9, 2012, the Board of Directors and the consenting stockholders adopted and approved a resolution to (i) amend the Company's Articles of Incorporation to (a) increase the number of shares of authorized common stock from 50,000,000 to 300,000,000; (b) create 25,000,000 shares of "blank check" preferred stock with a par value of $0.0001 per share; (c) change the par value of the common stock from $0.001 per share to $0.0001 per share; and (ii) effectuate a forward split of all issued and outstanding shares of common stock, at a ratio of thirty-for-one (30:1) (the "Stock Split").

CERTIFICATE OF AMENDMENT TO THE ARTICLES OF INCORPORATION

On November 14, 2012,  the Board of Directors of Online  Tele-Solutions  and two
(2) stockholders holding an aggregate of 45,600,000 shares of common stock issued and outstanding as of November 6, 2012, approved and consented, in writing, to effectuate an amendment to the Company's Articles of Incorporation to change the name of Online Tele-Solutions to "Tungsten Corp." (the "Company").

NEVADA TUNGSTEN HOLDINGS LTD.

Nevada Tungsten Holdings Ltd. ("Tungsten") was incorporated on October 30, 2012 under the laws of the State of Nevada. Tungsten intends to engage in the exploration of certain tungsten interests in the State of Nevada.

REVERSE ACQUISITION AND CHANGE IN SCOPE OF BUSINESS

On April 8, 2013, the Company closed a voluntary share exchange transaction pursuant to a stock exchange agreement ("SEA") with Guy Martin and Nevada Tungsten Holdings Ltd. Pursuant to the terms of the SEA, the Company acquired all of the issued and outstanding shares of Nevada Tungsten Holdings Ltd.'s common stock from Guy Martin. The sole asset of Nevada Tungsten Holdings Ltd. is an option to acquire all tungsten rights in regards to 32 patented and unpatented mining claims situated in White Pine Country, Nevada pursuant to an option agreement by and between Viscount Nevada Holdings Ltd. (the "Optionor") and Nevada Tungsten Holdings Ltd. (the "Option Agreement"). With the reverse acquisition of Nevada Tungsten Holdings Ltd. the Company expanded its business of acquiring and exploring mineral properties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of Nevada Tungsten Holdings Ltd. for the period from October 30, 2012 (inception) through January 31, 2013 and notes thereto contained in the Company's Current Report on Form 8-K filed with the SEC on April 10, 2013.

EXPLORATION STAGE COMPANY

The Company is an exploration stage company as defined by section 915-10-20 of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification. The Company is devoting substantially all of its efforts to establishing the business and its planned principal operations have not commenced. All losses accumulated since inception, have been considered as part of the Company's exploration stage activities.

PRINCIPLES OF CONSOLIDATION

The Company applies the guidance of Topic 810 "Consolidation" of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries--all entities in which a parent has a controlling financial interest--shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent's power to control exists.

The Company's consolidated subsidiary and/or entity is as follows:

                                                                   Date of incorporation
                                                                       or formation
Name of consolidated            State or other jurisdiction of     (date of acquisition,
subsidiary or entity            incorporation or organization          if applicable)        Attributable interest
--------------------            -----------------------------          --------------        ---------------------
Nevada Tungsten Holdings Ltd.       The State of Nevada               October 30, 2012               100%
                                                                       (April 8, 2013)

The consolidated financial statements include all accounts of the Company as of April 30, 2013 and for the period from April 8, 2013 (date of acquisition) through April 30, 2013; and Nevada Tungsten Holdings Ltd. as of April 30, 2013 and for the period from October 30, 2012 (inception) through April 30, 2013.

All inter-company balances and transactions have been eliminated.

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

The Company's significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of mineral properties; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amounts of the Company's financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

CARRYING VALUE, RECOVERABILITY AND IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived assets, which include mineral properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall strategy with respect to the manner or use of the acquired assets or changes in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and
(v) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Management periodically reviews the recoverability of the capitalized mineral properties. Management will take into consideration various information including, but not limited to, historical production records taken from previous mine operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside consultants. When it is determined that a project or property will be abandoned, or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

FISCAL YEAR-END

The Company elected January 31st as its fiscal year ending date.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

MINERAL PROPERTIES

The Company follows Section 930 of the FASB Accounting Standards Codification for its mineral properties. Mineral properties and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves. If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production. Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value. General exploration costs and costs to maintain rights and leases, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

The provision for depreciation, depletion and amortization ("DD&A") of mineral properties will be calculated on a property-by-property basis using the unit-of-production method. Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all general exploration costs, if any, are being expensed.

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

MINERAL EXPLORATION AND DEVELOPMENT COSTS

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop mineral deposits, to expand the capacity of mines or to develop mine areas substantially in advance of production are also capitalized once proven and probable reserves exist, and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects, including related property and equipment costs, are charged to mining costs. To determine if these costs are in excess of their recoverable amount, periodic evaluations of the carrying value of capitalized costs and any related property and equipment costs are performed. These evaluations are based upon expected future cash flows and/or estimated salvage value.

EQUITY INSTRUMENTS ISSUED TO PARTIES OTHER THAN EMPLOYEES FOR ACQUIRING GOODS OR SERVICES

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification ("Sub-topic 505-50").

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company's most recent private placement memorandum ("PPM"), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

*    Expected  term of  share  options  and  similar  instruments:  Pursuant  to
     Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder's expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder's expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

* Expected volatility of the entity's shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

* Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

* Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of
Section 740-10-25 for the interim period ended April 30, 2013.

LIMITATION ON UTILIZATION OF NOLS DUE TO CHANGE IN CONTROL

Pursuant to the Internal Revenue Code Section 382 ("Section 382"), certain ownership changes may subject the NOL's to annual limitations which could reduce or defer the NOL. Section 382 imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

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

There were no potentially outstanding dilutive common shares for the interim period ended April 30, 2013.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the exploration stage at April 30, 2013, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

While the Company is attempting to commence exploration and generate revenues, the Company's cash position may not be sufficient enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to commence operations and generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - MINERAL PROPERTIES

CHERRY CREEK CLAIM

Effective January 31, 2013, Tungsten signed an Option Agreement with Viscount Nevada Holdings Ltd. ("Viscount") to acquire an undivided 100% right, title and interest in and to all Tungsten located in certain mining claims ("Cherry Creek claim") in the State of Nevada. The Option shall be in good standing and exercisable by Tungsten by paying the following amounts on or before: (i) $150,000 to Viscount on or before April 15, 2013; (ii) $100,000 to Viscount on or before February 15, 2014; (iii) $50,000 to Viscount on or before February 15, 2015; and (iv) paying all such Property payments as may be required to maintain the mineral claims in good standing.

In addition, Tungsten shall use commercially reasonable efforts to incur the following annual work commitments as currently recommended and agreed to by the parties: (i) exploration expenditures on the property of $250,000 on or before the first anniversary of the execution of this Agreement; (ii) exploration expenditures on the property of $250,000 on or before the second anniversary of the execution of this Agreement; and (iii) exploration expenditures on the property of $1,000,000 on or before the third anniversary of the execution of the Agreement.

On April 11, 2013, the Company made the first payment of $150,000.

IDAHO CLAIM

On April 19, 2013, the Company entered into a purchase agreement (the "Agreement") with Monfort Ventures Ltd. ("Monfort"), pursuant to which the Company acquired title to certain unpatented pacer mining claims located in Custer County, Idaho (the "Property") upon issuance by the Company of 3,000,000 shares of its common stock to Monfort (the "Shares").

Mineral properties consisted of the following:

                                             April 30, 2013     January 31, 2013
                                             --------------     ----------------
Cherry Creek Claim                              $171,291            $ 21,291
Idaho Claim                                      750,000                  --
                                                --------            --------
       Total                                    $921,291            $ 21,291
                                                ========            ========

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

Advances from stockholder consisted of the following:

                                           April 30, 2013       January 31, 2013
                                           --------------       ----------------
Advances from stockholders                     $99,951              $23,000
                                               -------              -------
      Total                                    $99,951              $23,000
                                               =======              =======

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT)

SHARES AUTHORIZED

Upon formation the total number of shares of common stock which the Company is authorized to issue is Fifty Million (50,000,000) shares, par value $0.001 per share.

On March 9, 2012 the Board of Directors and the consenting stockholders adopted and approved a resolution to effectuate an amendment to the Company's Articles of Incorporation to (i) increase the number of shares of authorized common stock from 50,000,000 to 300,000,000; (ii) create 25,000,000 shares of "blank check"
preferred stock with a par value of $0.0001 per share and (iii) decrease the par value of common stock from $0.001 per share to $0.0001 per share.

COMMON STOCK

On April 8, 2013, concurrent with the closing of the reverse merger, the Company closed a private placement of 2,000,000 shares at $0.25 per share for an aggregate total of $500,000. $250,000 was received while the remaining $250,000 was recorded as stock subscription receivable and received on May 24, 2013 and May 28, 2013.

Immediately after the reverse merger and the private placement the Company had 71,000,000 issued and outstanding common shares.

The Company has entered into lock up agreements with each of Messrs. Martin and Oliver in regards to the 3,000,000 shares of the common stock that each hold (the "Lock Up Agreements"). Pursuant to the terms of the Lock Up Agreements, in regards to their respective 3,000,000 shares of common stock, 1,000,000 shares have been released concurrent with the closing of the Transaction, and 1,000,000 shares shall be released on each anniversary thereafter.

On April 19, 2013, the Company cancelled 6,000,000 shares, in the aggregate, of the Company's common stock that was held by two shareholders.

On April 19, 2013, the Company entered into a purchase agreement (the "Agreement") with Monfort Ventures Ltd. ("Monfort"), pursuant to which the Company acquired title to certain unpatented pacer mining claims located in Custer County, Idaho (the "Property") upon issuance by the Company of 3,000,000 shares of its common stock to Monfort (the "Shares").

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain subsequent events to be disclosed as follows:

On May 13, 2013, the Company entered into a Restricted Stock Award Agreement (the "Agreement") with Joseph P. Galda, pursuant to which Mr. Galda was granted 750,000 shares of restricted common stock of the Company (the "Restricted Shares") in consideration for services to be rendered to the Company by Mr. Galda as a director of the Company. The Restricted Shares will vest over a three year period at the rate of 62,500 shares of common stock per quarter, with the first portion of the Restricted Shares vesting on June 30, 2013 and all the Restricted Shares vesting by March 31, 2016. Under the Agreement, all unvested Restricted Shares shall vest upon a "change in control," as defined in the Agreement.

According to the Agreement, the vesting of the Restricted Shares is subject to Mr. Galda's continuous service to the Company as a director. In the event that the Board of Directors of the Company determines that Mr. Galda has committed certain acts of misconduct, Mr. Galda will not be entitled to the Restricted Shares. Mr. Galda also made certain representations to the Company in connection with the restricted stock award, including representations relating to this ability to bear economic risk, the sufficiency of information received, his level of sophistication in financial and business matters, and his purpose for acquiring the Restricted Shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may," "shall," "could," "expect," "estimate," "anticipate," "predict," "probable," "possible," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

OVERVIEW

We were incorporated under the laws of the state of Nevada on June 5, 2008. On April 8, 2013, we entered into and closed a stock exchange agreement with Guy Martin and Nevada Tungsten Holdings Ltd. Pursuant to the terms of the SEA, we acquired all of the issued and outstanding shares of Nevada Tungsten Holdings Ltd.'s common stock from Mr. Martin in exchange for the issuance by our company of 3,000,000 shares of our common stock to Guy Martin (the "Transaction"). As a result of the Transaction, Nevada Tungsten Holdings Ltd. became our wholly-owned subsidiary and we acquired an option to acquire a 100% interest in all tungsten on the Cherry Creek Tungsten Project.

Nevada Tungsten Holdings Ltd. was incorporated in the state of Nevada on October 30, 2012, with the goal of investigating for promising tungsten opportunities in the United States. Nevada Tungsten Holdings Ltd.'s operations since incorporation focused on the investigation and identification of promising tungsten opportunities, and as a result, it entered into the Option Agreement in regards to Cherry Creek Tungsten Project and the Monfort Agreement in regards to the Idaho Property, both as further described in Item 1 of this Annual Report on Form 10-K.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended April 30, 2013, together with notes thereto, which are included in this report.

FOR THE THREE MONTHS ENDED APRIL 30, 2013

Our subsidiary who's results are being shown in the financial statements in accordance with the rules for a reverse acquisition, was incorporated on October 30, 2012; therefore there is no comparative period for the Results of Operations.

RESULTS OF OPERATIONS

REVENUES. We had no revenues for the three months ended April 30, 2013.

OPERATING EXPENSES. For the three months ended April 30, 2013, our total operating expenses were $89,883. For the three months ended April 30, 2013, our total operating expenses consisted of legal and professional fees of $36,212, officer compensation of $18,067 and general and administrative expenses of $35,604. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

OTHER EXPENSES.  We have no other expenses to report in this period.

NET LOSS. For the three months ended April 30, 2013, our net loss was $89,883. We expect to continue to incur net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES. As of April 30, 2013, we had cash of $53,970, subscriptions receivable of $250,000, and unproven mineral properties of $921,291, making our total assets $1,225,261.

Our unproven mineral properties of $921,291 as of April 30, 2013 consist of our rights to the Cherry Creek Property in Nevada and the Wildhorse Mine Property in Idaho.

Our total current liabilities were $134,627 as of April 30, 2013, which was represented by accounts payable and accrued expenses of $34,676, and advances from stockholders of $99,951.

Other than those liabilities discussed above, we had no other liabilities and no other long term commitments or contingencies as of April 30, 2013.

On April 8, 2013 the Company closed a voluntary share exchange transaction pursuant to a stock exchange agreement to acquire all of the issued and outstanding shares of Nevada Tungsten Holdings Ltd.'s common stock. The sole asset of Nevada Tungsten Holdings Ltd. is an option to acquire all tungsten rights in regards to 32 patented and unpatented mining claims situated in White Pine Country, Nevada pursuant to an option agreement by and between Viscount Nevada Holdings Ltd. and Nevada Tungsten Holdings Ltd.

On April 8, 2013, concurrent with the closing of the share exchange transaction, the Company closed a private placement of 2,000,000 shares at $0.25 per share for an aggregate total of $500,000.

On April 19, 2013, Nevada Tungsten Holdings Ltd. ("NTH"), a wholly-owned subsidiary of Tungsten Corp. (the "Company"), entered into a purchase agreement (the "Agreement") with Monfort Ventures Ltd. ("Monfort"), pursuant to which NTH will acquire title to certain unpatented pacer mining claims located in Custer County, Idaho (the "Property") upon issuance by the Company of 3,000,000 shares of its common stock to Monfort (the "Shares"). The common stock was issued on May 2, 2013 and was recorded at the date of the agreement, April 19, 2013, at $0.25 per share for an aggregate total of $750,000. The price for the private placement dated April 8, 3023 was used to value this transaction as there was no significant trading of the Company's stock up to the date of this purchase agreement.

During 2013, we expect that the following will continue to impact our liquidity:
(i) legal and accounting costs of being a public company; (ii) anticipated increases in overhead and the use of independent contractors for services to be provided to us; and (iii) exploration costs to support the development of our mineral property assets. We will need to obtain additional funds to pay those expenses. Other than those items specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our properties. As a result of the private placement on April 8, 2013, we received proceeds of $250,000 and recorded subscriptions receivable of $250,000. Subsequent to the reporting period ended April 30, 2013 we received the outstanding $250,000 in subscriptions receivable bringing the total gross proceeds received as a result of the private placement to $500,000. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

OFF-BALANCE SHEET ARRANGEMENTS.

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended April 30, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of April 30, 2013 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i) We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii) We do not have an audit committee. While not being legally obligated to have an audit committee, it is the management's view that to have an audit committee, comprised of independent board members, is an important entity-level control over our financial statements.

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

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

CHANGES IN INTERNAL CONTROLS. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on October 29, 2009).
3.2 Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on October 29, 2009).
10.1 Stock Exchange Agreement between the Company, Nevada Tungsten Holdings Ltd. and Guy Martin, dated April 8, 2013 (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).
10.2 Consulting Agreement between the Company and Guy Martin, dated April 8, 2013 (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).
10.3 Consulting Agreement between the Company and Douglas Oliver, dated April 8, 2013 (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).
10.4 Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).
10.5 Form of Lock-Up Agreement with Guy Martin and Douglas Oliver (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).
10.6 Purchase Agreement, dated April 19, 2013, by and between Nevada Tungsten Holdings Ltd., and Monfort Ventures Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2013)
10.7 Restricted Stock Award Agreement between the Company and Joseph P. Galda, dated May 13, 2013 (incorporated by reference from our Current Report on Form 8-K filed on May 14, 2013).
31.1 Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1 Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins  Instant Document
101.sch  XBRL Taxonomy Schema Document
101.cal  XBRL Taxonomy Calculation Linkbase Document
101.def  XBRL Taxonomy Definition Linkbase Document
101.lab  XBRL Taxonomy Label Linkbase Document
101.pre  XBRL Taxonomy Presentation Linkbase Document

                                                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TUNGSTEN CORP.,
                                         a Nevada corporation


Date: June 14, 2013                  By:  /s/ Guy Martin
                                         ---------------------------------------
                                         Guy Martin
                                         President, Secretary and Treasurer
                                         (Principal Executive, Financial and
                                         Accounting Officer)