Form 10-K/A
period 2013-01-31
Tungsten Corp.
filed 2013-08-23
CIK 1475065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 to Tungsten Corp.’s (the “Company”, “ONTS”) Annual Report on Form 10-K/A for the year ended January 31, 2013 (the “Amended 10-K”) is being made to incorporate the Company’s revisions and responses to a letter of comment from the staff of the SEC as of August 9, 2013.

Except for the amended disclosures made in response to the letter of comment from the staff of the SEC, the information in this Amended 10-K has not been updated to reflect events that occurred after January 31, 2013.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Annual Report on Form 10-K (the “Original Annual Report”), including any amendments to those filings.  The following sections have been amended from Original Annual Report:

•	Item 9A – Controls and Procedures
•	Signatures

Except as set forth above, all other information in the Company’s Original Annual Report remains unchanged.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, as of January 31, 2013, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of January 31, 2013, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report on Form 10-K:

(a) Financial Statements:

(b) Exhibits:

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on October 29, 2009).
3.2	By-laws (incorporated by reference from our Registration Statement on Form S-1 filed on October 29, 2009).
3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on May 15, 2012).
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on May 15, 2012).
3.5	Certificate of Amendment (incorporated by reference from our Quarterly Report on Form 10-Q filed on December 13, 2012).
10.1	Stock Exchange Agreement between the Company, Nevada Tungsten Holdings Ltd. and Guy Martin, dated April 8, 2013 (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).
10.2	Consulting Agreement between the Company and Guy Martin, dated April 8, 2013 (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).
10.3	Consulting Agreement between the Company and Douglas Oliver, dated April 8, 2013 (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).
10.4	Option Agreement between Viscount Mining Ltd. and Nevada Tungsten Holdings Ltd. dated January 31, 2013 (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).
10.5	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).
10.6	Form of Lock-Up Agreement with Guy Martin and Douglas Oliver (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).
10.7	Purchase Agreement, dated April19, 2013, by and between Nuvada Tungsten Holdings Ltd., and Monfort Ventures Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2013)
21	List of Subsidiaries – Nevada Tungsten Holdings Ltd.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	filed herewith.

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

TUNGSTEN CORP.

/s/ Guy Martin
Guy Martin
President, Chief Executive Officer (Principal Executive Officer),
Treasurer (Principal Accounting Officer), Secretary,
Chief Financial Officer (Principal Financial Officer) and Director

Date: August 23, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Martin	President, Chief Executive Officer (Principal Executive Officer),	August 23, 2013
Guy Martin	Treasurer (Principal Accounting Officer), Secretary,
Chief Financial Officer (Principal Financial Officer) and Director

/s/ Douglas Oliver	Director	August 23, 2013
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