Form 10-Q
period 2013-07-31
Tungsten Corp.
filed 2013-09-13
CIK 1475065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 31, 2013

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

                                 (954) 476-4638
              (Registrant's Telephone Number, including area code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of September 13, 2013 there were 68,750,000 shares of the issuer's $0.0001 par value common stock issued and outstanding.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          22

Item 4.  Controls and Procedures                                             22

                                  PART II

                             OTHER INFORMATION

Item 1.  Legal Proceedings                                                   23

Item 1A. Risk Factors                                                        23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         23

Item 3.  Defaults Upon Senior Securities                                     24

Item 4.  Mine Safety Disclosures                                             24

Item 5.  Other Information                                                   24

Item 6.  Exhibits                                                            25

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 Tungsten Corp.
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets

                                                                             July 31, 2013       January 31, 2013
                                                                             -------------       ----------------
                                                                              (Unaudited)           (Unaudited)

ASSETS

CURRENT ASSETS:

  Cash                                                                         $  148,429           $    7,163
  Other                                                                               689                   --
                                                                               ----------           ----------
      Total Current Assets                                                        149,118                7,163
                                                                               ----------           ----------
OTHER ASSETS
  Mineral properties                                                              924,013               21,291
                                                                               ----------           ----------
      Total Other Assets                                                          924,013               21,291
                                                                               ----------           ----------

      Total Assets                                                             $1,073,131           $   28,454
                                                                               ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                        $   22,336           $   28,844
  Advances from stockholders                                                       99,951               23,000
                                                                               ----------           ----------
      Total Current Liabilities                                                   122,287               51,844
                                                                               ----------           ----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock at $0.0001 par value: 25,000,000 shares authorized;
   none issued or outstanding                                                          --                   --
  Common stock at $0.0001 par value: 300,000,000 shares authorized;
   68,750,000 and 3,000,000 shares issued and outstanding, respectively             6,875                  300
  Additional paid-in capital                                                    1,247,659                 (299)
  Deficit accumulated during the exploration stage                               (303,690)             (23,391)
                                                                               ----------           ----------
      Total Stockholders' Equity (Deficit)                                        950,844              (23,390)
                                                                               ----------           ----------

      Total Liabilities and Stockholders' Equity (Deficit)                     $1,073,131           $   28,454
                                                                               ==========           ==========


               See accompanying notes to the financial statements.

                                 Tungsten Corp.
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations

                                                                                                For the
                                                  For the                For the              Period from
                                                three months            six months          October 30, 2012
                                                   Ended                  Ended           (inception) through
                                               July 31, 2013          July 31, 2013          July 31, 2013
                                               -------------          -------------          -------------
                                                (Unaudited)            (Unaudited)            (Unaudited)
OPERATING EXPENSES:
  Exploration costs                            $     20,751           $     20,751           $     42,881
  Officer/director compensation                      77,625                 95,692                 95,692
  Professional fees                                  51,278                 87,490                 88,617
  General and administrative expenses                40,762                 76,366                 76,500
                                               ------------           ------------           ------------
      Total operating expenses                      190,416                280,299                303,690
                                               ------------           ------------           ------------

LOSS FROM OPERATIONS                               (190,416)              (280,299)              (303,690)
                                               ------------           ------------           ------------

NET LOSS                                       $   (190,416)          $   (280,299)          $   (303,690)
                                               ============           ============           ============
NET LOSS PER COMMON SHARE
  - BASIC AND DILUTED:                         $      (0.00)          $      (0.01)
                                               ============           ============
Weighted common shares outstanding
 - basic and diluted                             68,644,025             44,347,475
                                               ============           ============


               See accompanying notes to the financial statements.

                                 Tungsten Corp.
                         (An Exploration Stage Company)
                   Statement of Stockholders' Equity (Deficit)
     For the Period from October 30, 2012 (Inception) through July 31, 2013
                                   (Unaudited)

                                                    Common Stock                           Deficit
                                                 Par Value $0.0001                       Accumulated       Total
                                              ----------------------       Additional     during the    Stockholders'
                                              Number of                     paid-in      Exploration       Equity
                                               Shares         Amount        Capital         Stage        (Deficit)
                                               ------         ------        -------         -----        ---------
Balance, October 30, 2012 (inception)                --      $    --      $       --     $       --      $      --

Common stock issued for cash                  3,000,000          300            (299)            --              1

Net loss                                                                                    (23,391)       (23,391)
                                             ----------      -------      ----------     ----------      ---------

Balance, January 31, 2013                     3,000,000          300            (299)       (23,391)       (23,390)

Reverse acquisition adjustment               66,000,000        6,600         (52,692)                      (46,092)

Issuance of common stock for cash
 at $0.25 per share on April 8, 2013          2,000,000          200         499,800                       500,000

Shares returned to treasury and cancelled
 on April 19, 2013                           (6,000,000)        (600)            600                            --

Issuance of common shares for acquisition
 of mineral properties valued at $0.25 per
 share on April 19, 2013                      3,000,000          300         749,700                       750,000

Common shares issued for future director
 services on May 13, 2013                       750,000           75         607,425                       607,500

Common shares issued for future director
 services on May 13, 2013                                                   (607,500)                     (607,500)

Common shares issued for future director
 services on May 13, 2013 earned during
 the period                                                                   50,625                        50,625

Net loss                                                                                   (280,299)      (280,299)
                                             ----------      -------      ----------     ----------      ---------

Balance, July 31, 2013                       68,750,000      $ 6,875      $1,247,659     $ (303,690)     $ 950,844
                                             ==========      =======      ==========     ==========      =========


               See accompanying notes to the financial statements.

                             Tungsten Corp.
                     (An Exploration Stage Company)
                 Consolidated Statements of Cash Flows

                                                                                     For the
                                                              For the              Period from
                                                             six months          October 30, 2012
                                                               Ended           (inception) through
                                                           July 31, 2013          July 31, 2013
                                                           -------------          -------------
                                                            (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $ (280,299)            $ (303,690)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Deferred compensation                                      50,625                 50,625
  Changes in operating assets and liabilities:
     Other                                                        (689)                  (689)
     Accounts payable and accrued expenses                      (6,508)                22,336
                                                            ----------             ----------
NET CASH USED IN OPERATING ACTIVITIES                         (236,871)              (231,418)
                                                            ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used in acquisition                                     (46,092)               (46,092)
  Acquisition of mineral property claims                      (152,722)              (174,013)
                                                            ----------             ----------
NET CASH USED IN INVESTING ACTIVITIES                         (198,814)              (220,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Amounts received from (paid to) stockholders                  76,951                 99,951
  Proceeds from sale of common stock                           500,000                500,001
                                                            ----------             ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      576,951                599,952
                                                            ----------             ----------

NET CHANGE IN CASH                                             141,266                148,429

Cash at beginning of period                                      7,163                     --
                                                            ----------             ----------

Cash at end of period                                       $  148,429             $  148,429
                                                            ==========             ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Interest paid                                             $       --             $       --
                                                            ==========             ==========
  Income tax paid                                           $       --             $       --
                                                            ==========             ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for mineral property claims           $  750,000             $  750,000
                                                            ==========             ==========
  Cancellation of common stock                              $      600             $      600
                                                            ==========             ==========


               See accompanying notes to the financial statements.

                                 Tungsten Corp.
                         (An Exploration Stage Company)
                                  July 31, 2013
                        Notes to the Financial Statements
                                   (Unaudited)

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

Certificate of Amendment to the Articles of Incorporation

On November 14, 2012,  the Board of Directors of Online  Tele-Solutions  and two
(2) stockholders holding an aggregate of 45,600,000 shares of common stock issued and outstanding as of November 6, 2012, approved and consented, in writing, to effectuate an amendment to the Company's Articles of Incorporation to change the name of Online Tele-Solutions to "Tungsten Corp." the "Company").

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

Immediately prior to the Share Exchange Transaction on April 8, 2013, the Company had 66,000,000 common shares issued and outstanding. Simultaneously with the Closing of the Share Exchange Agreement, on the Closing Date, the Company's then majority stockholder surrendered 3,000,000 shares of the Company's common stock to the Company for cancellation.

As a result of the Share Exchange Agreement, the Company issued 3,000,000 common shares for the acquisition of 100% of the issued and outstanding shares of Tungsten. Even though the shares issued only represented approximately 4.3% of the issued and outstanding common stock immediately after the consummation of the Share Exchange Agreement the stockholder of Tungsten completely took over and controlled the board of directors and management of the Company upon acquisition.

As a result of the change in control to the then Tungsten Stockholder, for financial statement reporting purposes, the merger between the Company and Tungsten has been treated as a reverse acquisition with Tungsten deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction and the net assets of Tungsten (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Tungsten which are recorded at their historical cost. The equity of the Company is the historical equity of Tungsten retroactively restated to reflect the number of shares issued by the Company in the transaction.

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

The Company's consolidated subsidiary and/or entity is as follows:

                                                                   Date of incorporation
                                                                       or formation
Name of consolidated            State or other jurisdiction of     (date of acquisition,
subsidiary or entity            incorporation or organization          if applicable)        Attributable interest
--------------------            -----------------------------          --------------        ---------------------
Nevada Tungsten Holdings Ltd.       The State of Nevada               October 30, 2012               100%
                                                                       (April 8, 2013)

The consolidated financial statements include all accounts of the Company as of July 31, 2013 and for the period from April 8, 2013 (date of acquisition) through July 31, 2013; and Nevada Tungsten Holdings Ltd. as of July 31, 2013 and for the period from October 30, 2012 (inception) through July 31, 2013.

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

Management periodically reviews the recoverability of the capitalized mineral properties. Management will take into consideration various information including, but not limited to, historical production records taken from previous mine operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside consultants. When a determination has been made that a project or property will be abandoned, or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

Fiscal Year-End

The Company elected January 31st as its fiscal year ending date.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Mineral Properties

The Company follows Section 930 of the FASB Accounting Standards Codification for its mineral properties. Mineral properties and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves. If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production. Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value. General exploration costs and costs to maintain rights and leases, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred. When it is determined that a mineral deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company's most recent private placement memorandum ("PPM"), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

* Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of
Section 740-10-25 for the interim period ended July 31, 2013.

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

There were no potentially outstanding dilutive common shares for the interim period ended July 31, 2013.

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

Recently Issued Accounting Pronouncements

In January 2013,  the FASB issued ASU No.  2013-01,  "Balance Sheet (Topic 210):
Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic
210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02,  "Comprehensive Income (Topic
220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic
830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, "Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting." The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity's governing documents from the entity's inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity's inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity's expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 - Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated during the exploration stage at July 31, 2013, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Mineral properties consisted of the following:

                                         July 31, 2013          January 31, 2013
                                         -------------          ----------------
Cherry Creek Claim                          $174,013               $ 21,291
Idaho Claim                                  750,000                     --
                                            --------               --------

Total                                       $924,013               $ 21,291
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

Advances from stockholder consisted of the following:

                                         July 31, 2013          January 31, 2013
                                         -------------          ----------------

Advances from stockholders                  $ 99,951               $ 23,000
                                            --------               --------

Total                                       $ 99,951               $ 23,000
                                            ========               ========

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

Common stock

On April 8, 2013, concurrent with the closing of the reverse merger, the Company closed a private placement of 2,000,000 shares at $0.25 per share for an aggregate of $500,000 in subscription receivable, $250,000 of which was received upon closing of the private placement while the remaining $250,000 was received on May 24, 2013 and May 28, 2013.

Immediately after the reverse merger and the private placement the Company had 71,000,000 issued and outstanding common shares.

The Company has entered into lock up agreements with each of Messrs. Martin and Oliver in regards to the aggregate of 3,000,000 shares of the common stock that each hold (the "Lock Up Agreements"). Pursuant to the terms of the Lock Up Agreements, in regards to their respective 3,000,000 shares of common stock, 1,000,000 shares have been released concurrent with the closing of the Transaction, and 1,000,000 shares shall be released on each anniversary thereafter.

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

On May 13, 2013, the Company entered into a Restricted Stock Award Agreement (the "Agreement") with Joseph P. Galda, pursuant to which Mr. Galda was granted 750,000 shares of restricted common stock of the Company (the "Restricted Shares") in consideration for services to be rendered to the Company by Mr. Galda as a director of the Company. The Restricted Shares will vest over a three
(3) year period at the rate of 62,500 shares of common stock per quarter, with the first portion of the Restricted Shares vesting on June 30, 2013 and all the Restricted Shares vesting by March 31, 2016. Under the Agreement, all unvested Restricted Shares shall vest upon a "change in control," as defined in the Agreement.

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

Note 7 - Commitments and Contingencies

Employment Agreements

On July 9, 2013, Tungsten Corp. (the "Company") entered into employment agreements with Guy Martin and Douglas Oliver (the "Employment Agreements"), effective as of July 1, 2013, which replace the previously existing Consulting Agreements between Messrs. Martin and Oliver and the Company, which became effective on April 8, 2013 (the "Consulting Agreements").

The Employment Agreements provide for Mr. Martin's continued employment as President and Chief Executive Officer of the Company for a term of two years, subject to certain termination rights, during which time he will receive a monthly base salary at the rate of $5,000; and Mr. Oliver's continued employment as Vice President of Exploration of the Company for a term of two years, subject to certain termination rights, during which time he will receive a monthly base salary at the rate of $4,000. The Employment Agreements shall be automatically extended for additional one year terms unless either the Company or Messrs. Martin and Oliver provide written notice of their intent not to renew the agreement at least sixty days prior to the expiration of a term.

In addition, Messrs. Martin and Oliver are entitled, at the sole and absolute discretion of the Compensation Committee of the Company's Board of Directors, to receive performance bonuses, which may be based upon a variety of factors. Messrs. Martin and Oliver will also be entitled to participate in all employee benefit plans or programs of the Company to the extent that their positions, title, tenure, salary, age, health and other qualifications make them eligible to participate in accordance with the terms of the applicable plans or programs. The Company intends to implement an employee stock option plan, and Messrs. Martin and Oliver shall be eligible to receive awards of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares or other equity awards pursuant to the employee stock option plan or any other arrangements the Company may have in effect from time to time. The Board or the Committee will determine in its discretion the amount of any such award to Messrs. Martin and Oliver in accordance with the terms of the employee stock option plan in effect at the time of grant.

The Employment Agreements contain a non-competition covenant and non-interference (relating to the Company's customers) and non-solicitation (relating to the Company's employees) provisions effective during the term of their employment and for a period of six months after termination with respect to the non-competition covenant and for a period of twenty four months after termination with respect to the non-interference and non-solicitation provisions of the Employment Agreements.

Note 8 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no subsequent events to be disclosed.

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and, except as required by law, we assume no obligation to update any such forward-looking statements.

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

Nevada Tungsten Holdings Ltd. was incorporated in the state of Nevada on October 30, 2012, with the goal of investigating for promising tungsten opportunities in the United States. Nevada Tungsten Holdings Ltd.'s operations since incorporation focused on the investigation and identification of promising tungsten opportunities, and as a result, it entered into the Option Agreement in regards to Cherry Creek Tungsten Project and the Monfort Agreement in regards to the Idaho Property, both as further described in Note 4 to the Financial Statements of this Quarterly Report on Form 10-Q.

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements for the period ended July 31, 2013, together with notes thereto, which are included in this report. Our subsidiary's results are being shown in the financial statements in accordance with the rules for a reverse acquisition. However, there is no comparative period for the Results of Operations since our subsidiary was incorporated on October 30, 2012.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2013

REVENUES. We had no revenues for the three months ended July 31, 2013.

OPERATING EXPENSES. For the three months ended July 31, 2013, our total operating expenses were $190,416. For the three months ended July 31, 2013, our total operating expenses consisted of legal and professional fees of $51,278, officer/director compensation of $77,625 (including a $50,625 non-cash charge for deferred compensation due to the vesting of stock issued for director services), general and administrative expenses of $40,762, and exploration costs of $20,751. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Our exploration costs represent the staking of open ground around our original claim block, as well as the sampling of targeted areas and the assaying of those samples. From the results of this work we have developed an exploration plan that will be executed over the next several quarters, with the objectives being to expand our claim block and develop a targeted drilling program that will begin the process of validating prospective reserves.

OTHER EXPENSES.  We had no other expenses to report in this period.

NET LOSS. For the three months ended July 31, 2013, our net loss was $190,416. We expect to continue to incur net losses for the foreseeable future.

FOR THE SIX MONTHS ENDED JULY 31, 2013

REVENUES. We had no revenues for the six months ended July 31, 2013.
OPERATING EXPENSES. For the six months ended July 31, 2013, our total operating expenses were $280,299. For the six months ended July 31, 2013, our total operating expenses consisted of legal and professional fees of $87,490, officer/director compensation of $95,692 (including a $50,625 non-cash charge for deferred compensation due to the vesting of stock issued for director services), general and administrative expenses of $76,366, and exploration costs of $20,751. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

OTHER EXPENSES.  We had no other expenses to report in this period.

NET LOSS. For the six months ended July 31, 2013, our net loss was $280,299. We expect to continue to incur net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2013, we had cash of $148,429, and unproven mineral properties of $924,013, making our total assets $1,073,130. Our unproven mineral properties of $924,013 as of July 31, 2013 consist of our rights to the Cherry Creek Property in Nevada and the Wildhorse Mine Property in Idaho.

Our total current liabilities were $122,287 as of July 31, 2013, which was represented by accounts payable and accrued expenses of $22,336, and advances from stockholders of $99,951.

Other than those liabilities discussed above, we had no other liabilities and no other long term commitments or contingencies as of July 31, 2013.

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

On April 19, 2013, our subsidiary entered into a purchase agreement with Monfort Ventures Ltd. ("Monfort"), to acquire title to certain unpatented pacer mining claims located in Custer County, Idaho upon issuance by the Company of 3,000,000 shares of its common stock to Monfort. This common stock was issued on May 2, 2013 and was recorded at the date of the agreement, April 19, 2013, at $0.25 per share for an aggregate total of $750,000. The price for the private placement dated April 8, 3023 was used to value this transaction as there was no significant trading of the Company's stock up to the date of this purchase agreement.

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

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our properties. As a result of the private placement on April 8, 2013, we received proceeds of $500,000. In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Our current cash requirements are significant due to planned exploration and development of current projects, and we anticipate generating losses. In order to execute on our business strategy, including the exploration and development of our current mineral properties, we will require additional working capital, commensurate with the operational needs of our planned drilling projects and obligations. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our projects. There are no assurances that we will be able to raise the required working capital on terms favorable to us, or that such working capital will be available on any terms when needed. Any failure to secure additional financing may force us to cease our operations.

We cannot be sure that our future working capital or cash flows will be sufficient to meet any future debt obligations and commitments which we may incur. Any insufficiency and failure by us to renegotiate such existing debt obligations and commitments would have a negative impact on our business and financial condition, and may result in legal claims by our creditors. Our ability to make scheduled payments on our debt as they become due will depend on our future performance and our ability to implement our business strategy successfully. Failure to pay our interest expense or make our principal payments would result in a default. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may be forced to sell or liquidate assets, obtain additional equity capital or refinance or restructure all or a portion of our outstanding debt on terms that may be less favorable to us. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to repay our debt and the lenders may be able to foreclose on our assets or force us into bankruptcy proceedings or involuntary receivership.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. We intend to use independent contractors for certain services related to the Cherry Creek Property in Nevada and the Wildhorse Mine Property in Idaho. We anticipate that we may need to purchase or lease additional equipment in order to conduct certain of our operations. However, as of the date of this report, we do not have any specific plans to purchase or lease additional equipment.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended July 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2013 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i) We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii) We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

iii) We have not achieved the optimal level of segregation of duties relative to key financial reporting functions. Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

CHANGES IN INTERNAL CONTROLS.

On June 14, 2013, we formed an Audit Committee to for the purpose of (i) overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company; (ii) assisting the Board in oversight and monitoring of (a) the integrity of the Company's financial statements, (b) the Company's compliance with legal and regulatory requirements,
(c) the independent auditor's qualifications,  independence and performance, and
(d) the Company's internal accounting and financial controls; (iii) preparing the report that the rules of the Securities and Exchange Commission (the "SEC") require be included in the Company's annual proxy statement; (iv) providing the Company's Board with the results of its monitoring and recommendations derived therefrom; and (v) providing to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require the attention of the Board.

There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

AUDIT COMMITTEE

On June 14, 2013, the board of directors (the "Board") of the Company established an Audit Committee for the purpose of (i) overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company; (ii) assisting the Board in oversight and monitoring of (a) the integrity of the Company's financial statements, (b) the Company's compliance with legal and regulatory requirements, (c) the independent auditor's qualifications, independence and performance, and (d) the Company's internal accounting and financial controls; (iii) preparing the report that the rules of the Securities and Exchange Commission (the "SEC") require be included in the Company's annual proxy statement; (iv) providing the Company's Board with the results of its monitoring and recommendations derived therefrom; and (v) providing to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require the attention of the Board.

The current members of the Audit Committee are Joseph Galda, who serves as both the chairman and the audit committee financial expert, and David Bikerman. Both members of the Audit Committee are "independent directors", as defined in the rules and regulations of the Nasdaq Stock Market, including Nasdaq Rule 5605(a) and any successor rule thereto.

The foregoing description of the Audit Committee is qualified in its entirety by reference to the Audit Committee Charter, which is included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

COMPENSATION COMMITTEE

On June 14, 2013, the Board established a Compensation Committee in order to review and make recommendations to the Board regarding compensation to be provided to the Company's directors, officers and employees and to make grants under and otherwise administer any equity compensation plans that may be adopted and approved by the Board and the stockholders of the Company.

The current members of the Compensation Committee are Joseph Galda, who serves as the chairman, and David Bikerman. Each member of the Compensation Committee is "independent," as such term is defined by the rules and regulations of the Nasdaq Stock Market, including Nasdaq Rule 5605(a) and any successor rule thereto and is an "outside director" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "IRC").

The foregoing description of the Compensation Committee is qualified in its entirety by reference to the Compensation Committee Charter, which is included as Exhibit 99.2 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ENVIRONMENTAL, HEALTH AND SAFETY COMMITTEE

On June 14, 2013, the Board established an Environmental, Health and Safety Committee ("EHS Committee") for the purpose of making recommendations to management and the Board regarding the Company's policies and practices with respect to environmental, health, safety and security matters. The current members of the EHS Committee are David Bikerman, who serves as the chairman, and Douglas Oliver.

The foregoing description of the EHS Committee is qualified in its entirety by reference to the Compensation Committee Charter, which is included as Exhibit
99.3 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6.  EXHIBITS

3.1(a) Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on October 29, 2009).
3.1(b) Certificate of Amendment to the Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on May 15, 2012).
3.2 Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on October 29, 2009).
10.1 Restricted Stock Award Agreement between the Company and Joseph P. Galda, dated May 13, 2013 (incorporated by reference from our Current Report on Form 8-K filed on May 14, 2013).
10.2 Employment Agreement dated as of July 1, 2013 between the Company and Guy Martin (incorporated by reference to our Current Report filed on July 15, 2013).
10.3 Employment Agreement dated as of July 1, 2013 between the Company and Douglas Oliver (incorporated by reference to our Current Report filed on July 15, 2013).
31 Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32 Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1      Audit Committee Charter
99.2      Compensation Committee Charter
99.3      Environmental, Health and Safety Committee Charter
101.ins   Instant Document
101.sch   XBRL Taxonomy Schema Document
101.cal   XBRL Taxonomy Calculation Linkbase Document
101.def   XBRL Taxonomy Definition Linkbase Document
101.lab   XBRL Taxonomy Label Linkbase Document
101.pre   XBRL Taxonomy Presentation Linkbase Document

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TUNGSTEN CORP.,
                                     a Nevada corporation

Date: September 13, 2013             By: /s/ Guy Martin
                                         ---------------------------------------
                                         Guy Martin
                                         President, Secretary and Treasurer
                                         (Principal Executive, Financial and
                                         Accounting Officer)