Form 10-Q
period 2013-10-31
Tungsten Corp.
filed 2013-12-13
CIK 1475065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2013

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of December 13, 2013 there were 68,750,000 shares of the issuer's $0.0001 par value common stock issued and outstanding.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          22

Item 4.  Controls and Procedures                                             22

                                  PART II

                             OTHER INFORMATION

Item 1.  Legal Proceedings                                                   23

Item 1A. Risk Factors                                                        23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         23

Item 3.  Defaults Upon Senior Securities                                     23

Item 4.  Mine Safety Disclosures                                             23

Item 5.  Other Information                                                   23

Item 6.  Exhibits                                                            24

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 Tungsten Corp.
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets

                                                                          October 31, 2013       January 31, 2013
                                                                          ----------------       ----------------
                                                                            (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                                      $   54,212              $    7,163
  Prepayments and other current  assets                                          4,000                      --
                                                                            ----------              ----------
      Total Current Assets                                                      58,212                   7,163
                                                                            ----------              ----------
OTHER ASSETS
  Mineral properties                                                           924,013                  21,291
                                                                            ----------              ----------
      Total Other Assets                                                       924,013                  21,291
                                                                            ----------              ----------

      Total Assets                                                          $  982,225              $   28,454
                                                                            ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                     $   40,036              $   28,844
  Advances from stockholders                                                    99,951                  23,000
                                                                            ----------              ----------
      Total Current Liabilities                                                139,987                  51,844
                                                                            ----------              ----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock par value $0.0001: 25,000,000 shares authorized;
   none issued or outstanding                                                       --                      --
  Common stock par value $0.0001: 300,000,000 shares authorized;
   68,750,000 and 3,000,000 shares issued and outstanding, respectively          6,875                     300
  Additional paid-in capital                                                 1,298,284                    (299)
  Deficit accumulated during the exploration stage                            (462,921)                (23,391)
                                                                            ----------              ----------
      Total Stockholders' Equity (Deficit)                                     842,238                 (23,390)
                                                                            ----------              ----------

      Total Liabilities and Stockholders' Equity (Deficit)                  $  982,225              $   28,454
                                                                            ==========              ==========


        See accompanying notes to the consolidated financial statements.

                                 Tungsten Corp.
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations

                                                                                        For the             For the
                                                                                      Period from         Period from
                                                   For the           For the        October 30, 2012    October 30, 2012
                                                 three months      nine months        (inception)         (inception)
                                                    Ended             Ended            through              through
                                                 October 31,       October 31,        October 31,          October 31,
                                                    2013              2013               2012                 2013
                                                ------------      ------------       -------------        ------------
                                                 (Unaudited)       (Unaudited)        (Unaudited)          (Unaudited)
Revenue earned during the exploration stage     $         --      $         --       $          --        $         --

Cost of exploration
  Exploration costs                                   52,814            73,565                  --              95,695
                                                ------------      ------------       -------------        ------------
      Total cost of exploration                       52,814            73,565                  --              95,695
                                                ------------      ------------       -------------        ------------

Gross margin                                         (52,814)          (73,565)                 --             (95,695)

Operating expenses
  Director's fees                                     50,625           101,250                  --             101,250
  Officers' compensation                              27,000            72,067                  --              72,067
  Professional fees                                   11,595            99,085                  --             100,212
  General and administrative expenses                 17,197            93,563                  --              93,697
                                                ------------      ------------       -------------        ------------
      Total operating expenses                       106,417           365,965                  --             367,226
                                                ------------      ------------       -------------        ------------

Loss before income tax provision                    (159,231)         (439,530)                 --            (462,921)
                                                ------------      ------------       -------------        ------------

Income tax provision                                      --                --                  --                  --
                                                ------------      ------------       -------------        ------------

Net loss                                        $   (159,231)     $   (439,530)      $          --        $   (462,921)
                                                ============      ============       =============        ============
Net loss per common share
  - basic and diluted                           $      (0.00)     $      (0.01)      $        0.00
                                                ============      ============       =============
Weighted average common shares outstanding
  - basic and diluted                             68,750,000         52,573,700          3,000,000
                                                ============      ============       =============


        See accompanying notes to the consolidated financial statements.

                                 Tungsten Corp.
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows

                                                          For the          October 30, 2012    October 30, 2012
                                                        nine months          (inception)         (inception)
                                                           Ended              through              through
                                                        October 31,          October 31,          October 31,
                                                           2013                 2012                 2013
                                                        ----------           ----------           ----------
                                                        (Unaudited)          (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $ (439,530)          $       --           $ (462,921)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Stock-based compensation                              101,250                   --              101,250
  Changes in operating assets and liabilities:
     Prepayments and other current  assets                  (4,000)                  --               (4,000)
     Accounts payable and accrued expenses                  11,192                   --               40,036
                                                        ----------           ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                     (331,088)                  --             (325,635)
                                                        ----------           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used in acquisition                                 (46,092)                  --              (46,092)
  Acquisition of mineral property claims                  (152,722)                  --             (174,013)
                                                        ----------           ----------           ----------
NET CASH USED IN INVESTING ACTIVITIES                     (198,814)                  --             (220,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Amounts received from (paid to) stockholders              76,951                   --               99,951
  Proceeds from sale of common stock                       500,000                   --              500,001
                                                        ----------           ----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  576,951                   --              599,952
                                                        ----------           ----------           ----------

NET CHANGE IN CASH                                          47,049                   --               54,212

Cash at beginning of period                                  7,163                   --                   --
                                                        ----------           ----------           ----------

Cash at end of period                                   $   54,212           $       --           $   54,212
                                                        ==========           ==========           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Interest paid                                         $       --           $       --           $       --
                                                        ==========           ==========           ==========
  Income tax paid                                                $           $       --           $       --
                                                        ==========           ==========           ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for mineral property claims       $  607,500           $       --           $  607,500
                                                        ==========           ==========           ==========


        See accompanying notes to the consolidated financial statements.

                                 Tungsten Corp.
                         (An Exploration Stage Company)
                            October 31, 2013 and 2012
                        Notes to the Financial Statements
                                   (Unaudited)

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

NOTE 2 - SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company's significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

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

The Company's consolidated subsidiary and/or entity is as follows:

                                                                   Date of incorporation
                                                                       or formation
Name of consolidated            State or other jurisdiction of     (date of acquisition,
subsidiary or entity            incorporation or organization          if applicable)        Attributable interest
--------------------            -----------------------------          --------------        ---------------------
Nevada Tungsten Holdings Ltd.       The State of Nevada               October 30, 2012               100%
                                                                       (April 8, 2013)

The consolidated financial statements include all accounts of the Company as of October 31, 2013 and for the period from April 8, 2013 (date of acquisition) through October 31, 2013; and Nevada Tungsten Holdings Ltd. as of October 31, 2013 and 2012, for the interim period ended October 31, 2013, for the period from October 30, 2012 (inception) through October 31, 2012; and for the period from October 30, 2012 (inception) through October 31, 2013.

All inter-company balances and transactions have been eliminated.

USE OF ESTIMATES AND ASSUMPTIONS AND CRITICAL ACCOUNTING ESTIMATES AND
ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company's critical accounting estimates and assumptions affecting the financial statements were:

     (i) ASSUMPTION AS A GOING CONCERN: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;
     (ii) VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS: Management assumes that the realization of the Company's net deferred tax assets resulting from its net operating loss ("NOL") carry-forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and
          (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

MINERAL EXPLORATION AND MINE DEVELOPMENT COSTS

All mineral exploration and pre-extraction expenditures are expensed as incurred until such time the Company exits the Exploration Stage by establishing proven or probable reserves. Mine development costs incurred to develop mineral deposits, to expand the capacity of mines or to develop mine areas substantially in advance of production are capitalized once proven and probable reserves exist, and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects, including related property and equipment costs, are charged to mining costs.

RESTORATION COSTS (ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS)

Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining.

In accordance with ASC 410, Asset Retirement and Environmental Obligations, the Company capitalizes the measured fair value of asset retirement and environmental obligations to mineral rights and properties. ASC 410 requires the Company to record a liability for the present value of the estimated future site restoration and environmental remediation costs with corresponding increase to the carrying amount of the related mineral rights and properties. The asset retirement and environmental obligations are accreted to an undiscounted value until the time at which they are expected to be settled. The accretion expense is charged to earnings and the actual retirement costs are recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

Environmental expenditures that relate to ongoing environmental and reclamation programs will be charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. Future site restoration and environmental remediation costs, which include extraction equipment removal, site restoration and environmental remediation, are accrued at the end of each reporting period based on management's best estimate of the costs expected to be incurred for each project. Such estimates are determined by the Company's engineering studies which consider the costs of future surface and groundwater activities, current regulations, actual expenses incurred, and technology and industry standards.

On a quarterly basis, the Company reviews the assumptions used to estimate the expected cash flows required to settle the asset retirement obligations, including changes in estimated probabilities, amounts and timing of the settlement of the asset retirement and environmental obligations, as well as changes in the legal obligation requirements at each of its mineral projects. Changes in any one or more of these assumptions may cause revision of asset retirement obligations for the corresponding assets.

The Company does not currently anticipate any material capital expenditures for site restoration costs and considers the estimated future site restoration costs to be minimal and so the present value of the same at October 31, 2013 as all of its mineral properties are at early stages of exploration.

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of
Section 740-10-25 for the interim period ended October 31, 2013 or 2012.

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

There were no potentially outstanding dilutive common shares for the interim period ended October 31, 2013 or 2012.

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

As reflected in the financial statements, the Company had a deficit accumulated during the exploration stage at October 31, 2013, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to commence exploration and generate revenue, however the Company's cash position may not be sufficient to support the Company's daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - MINERAL PROPERTIES

CHERRY CREEK CLAIM

Effective January 31, 2013, Tungsten signed an Option Agreement with Viscount Nevada Holdings Ltd. ("Viscount") to acquire an undivided 100% right, title and interest in and to all Tungsten located in certain mining claims ("Cherry Creek claim") in the State of Nevada. The Option shall be in good standing and exercisable by Tungsten by paying the following amounts on or before: (i) $150,000 to Viscount on or before April 15, 2013; (ii) $100,000 to Viscount on or before February 15, 2014; (iii) $50,000 to Viscount on or before February 15, 2015; and (iv) paying all such property tax payments as may be required to maintain the mineral claims in good standing.

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

IDAHO CLAIM

On April 19, 2013, the Company entered into a purchase agreement (the "Agreement") with Monfort Ventures Ltd. ("Monfort"), pursuant to which the Company acquired title to certain unpatented pacer mining claims located in Custer County, Idaho (the "Property") upon issuance by the Company of 3,000,000 shares of its common stock to Monfort (the "Shares") valued at $0.25 per share, the most recent PPM price, or $750,000.

Mineral properties consisted of the following:

                                          October 31, 2013      January 31, 2013
                                          ----------------      ----------------

Cherry Creek Claim                           $174,013               $ 21,291
Idaho Claim                                   750,000                     --
                                             --------               --------
      Total                                  $924,013               $ 21,291
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

Advances from stockholder consisted of the following:

                                          October 31, 2013      January 31, 2013
                                          ----------------      ----------------

Advances from stockholders                   $ 99,951               $ 23,000
                                             --------               --------
      Total                                  $ 99,951               $ 23,000
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

On May 13, 2013, the Company entered into a Restricted Stock Award Agreement (the "Agreement") with Joseph P. Galda, pursuant to which Mr. Galda was granted 750,000 shares of restricted common stock of the Company (the "Restricted Shares") in consideration for services to be rendered to the Company by Mr. Galda as a director of the Company. The Restricted Shares will vest over a three
(3) year period at the rate of 62,500 shares of common stock per quarter, with the first portion of the Restricted Shares vesting on June 30, 2013 and all the Restricted Shares vesting by March 31, 2016. Under the Agreement, all unvested Restricted Shares shall vest upon a "change in control," as defined in the Agreement. According to the Agreement, the vesting of the Restricted Shares is subject to Mr. Galda's continuous service to the Company as a director. In the event that the Board of Directors of the Company determines that Mr. Galda has committed certain acts of misconduct, Mr. Galda will not be entitled to the Restricted Shares. Mr. Galda also made certain representations to the Company in connection with the restricted stock award, including representations relating to this ability to bear economic risk, the sufficiency of information received, his level of sophistication in financial and business matters, and his purpose for acquiring the Restricted Shares. These shares were valued at $0.81 per share, the close price on the date of grant, or $607,500 and were amortized over the vesting period, or $50,625 per quarter which was included in Officer/Directors' compensation. For the reporting period ended October 31, 2013 the Company recognized $101,250 in equity based compensation under this Agreement.

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

OVERVIEW

We were incorporated under the laws of the State of Nevada on June 5, 2008. On April 8, 2013, we entered into and closed a stock exchange agreement (the "SEA") with Guy Martin and Nevada Tungsten Holdings Ltd. Pursuant to the terms of the SEA, we acquired all of the issued and outstanding shares of Nevada Tungsten Holdings Ltd.'s common stock from Mr. Martin in exchange for the issuance by our company of 3,000,000 shares of our common stock to Guy Martin (the "Transaction"). As a result of the Transaction, Nevada Tungsten Holdings Ltd. became our wholly-owned subsidiary and we acquired an option to acquire a 100% interest in all tungsten on the Cherry Creek Tungsten Project.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements for the period ended October 31, 2013, together with notes thereto, which are included in this report. Our subsidiary's results are being shown in the financial statements in accordance with the rules for a reverse acquisition. However, there is no comparative period for the Results of Operations since our subsidiary was incorporated on October 30, 2012.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2013

REVENUES. We had no revenues for the three months ended October 31, 2013.

COST OF EXPLORATION: For the three months ended October 31, 2013, our total cost of exploration was $52,814. Our exploration costs represent the staking of open ground around our original claim block, as well as the sampling of targeted areas and the assaying of those samples. From the results of this work we have developed an exploration plan that will be executed over the next several quarters, with the objectives being to expand our claim block and develop a targeted drilling program that will begin the process of validating prospective reserves.

OPERATING EXPENSES. For the three months ended October 31, 2013, our total operating expenses were $106,417. For the three months ended October 31, 2013, our total operating expenses consisted of legal and professional fees of $11,595, directors' fees of $50,625 for a non-cash charge for deferred compensation due to the vesting of stock issued for director services, officer compensation of $27,000, and general and administrative expenses of $17,197. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

OTHER EXPENSES.  We had no other expenses to report in this period.

NET LOSS. For the three months ended October 31, 2013, our net loss was $159,231. We expect to continue to incur net losses for the foreseeable future.

FOR THE NINE MONTHS ENDED OCTOBER 31, 2013

REVENUES. We had no revenues for the nine months ended October 31, 2013.

COST OF EXPLORATION: For the nine months ended October 31, 2013, our total cost of exploration was $73,565. OPERATING EXPENSES. For the nine months ended October 31, 2013, our total operating expenses were $365,965. For the nine months ended October 31, 2013, our total operating expenses consisted of legal and professional fees of $99,085, director fees of $101,250 for a non-cash charge for deferred compensation due to the vesting of stock issued for director services, officer compensation of $72,067, and general and administrative expenses of $93,563. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

OTHER EXPENSES.  We had no other expenses to report in this period.

NET LOSS. For the nine months ended October 31, 2013, our net loss was $439,530. We expect to continue to incur net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2013, we had cash of $54,212, and unproven mineral properties of $924,013. Our total assets equaled $982,225 as of October 31, 2013.

Our unproven mineral properties of $924,013 as of October 31, 2013 consist of our rights to the Cherry Creek Property in Nevada and the Wildhorse Mine Property in Idaho.

Our total current liabilities were $139,987 as of October 31, 2013, which was represented by accounts payable and accrued expenses of $40,036, and advances from stockholders of $99,951.

Other than those liabilities discussed above, we had no other liabilities and no other long term commitments or contingencies as of October 31, 2013.

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

During 2013, we expect that the following will continue to impact our liquidity:
(i) expenses to maintain our mineral claims, including payments under the option agreements which define our mineral rights, payments to the Bureau of Land Management to maintain our claims, and insurance payments;; (ii) exploration costs to support the development of our mineral property assets; (iii) anticipated increases in overhead and the use of independent contractors for services to be provided to us; and (iv) legal and accounting costs of being a public company. Our current cash requirements are significant due to planned exploration and development of current projects, and we anticipate generating losses. In order to execute on our business strategy, including the exploration and development of our current mining properties, we will require additional working capital, commensurate with the operational needs of our planned drilling projects and obligations. Accordingly, we expect to continue to use debt and equity financing to fund operations for the next twelve months, as we look to expand our asset base and fund exploration and development of our projects. We will need to obtain additional funds to pay those expenses and fund our needed investment program. Other than those items specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our properties. As a result of the private placement on April 8, 2013, we received proceeds of $500,000, which have been depleted by the ongoing activities over the past eight months. In order to improve our liquidity, we are in discussions with potential funding sources and with the Optionor for the Cherry Creek Claim regarding rescheduling our option payments and exploration expenditure commitments. The financing environment for junior mining companies such as the Company is extremely challenging. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. There are no assurances that we will be able to raise the required working capital on terms favorable to us, or that such working capital will be available on any terms when needed. Any failure to secure additional financing may force us to cease our operations.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended October 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2013 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

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

None.

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

                                     TUNGSTEN CORP.,
                                     a Nevada corporation

Date: December 13, 2013              By: /s/ Guy Martin
                                         ---------------------------------------
                                         Guy Martin
                                         President, Secretary and Treasurer
                                         (Principal Executive, Financial and
                                         Accounting Officer)