Form 10-K
period 2014-01-31
Tungsten Corp.
filed 2014-03-31
CIK 1475065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $21,823,321.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 19, 2014
Common Stock, $.0001 par value per share	73,631,278 shares

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

ITEM 1. BUSINESS.

Overview

We were incorporated in the state of Nevada on June 5, 2008 under the name “Online Tele-Solutions, Inc.”   We intended to develop and offer Internet-based hosted call center services for small to medium sized companies, however we were not successful in our product development and execution of the initial stage of our marketing efforts. As such, we changed our business model and became an exploration stage mining company engaged in the identification, acquisition, and exploration of metals and minerals with a focus on tungsten mineralization on our properties located in Nevada.   We intend to conduct exploration and development programs on our recently optioned properties as discussed below.

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

The sole asset of Nevada Tungsten Holdings Ltd. is an option to acquire all tungsten rights in regards to 32 patented and unpatented mining claims situated in White Pine County, Nevada (the "Cherry Creek Tungsten Project").  In order to complete the transactions contemplated by the Option Agreement by and between Viscount Nevada Holdings Ltd. (the “Optionor”) and Nevada Tungsten Holdings Ltd.  Nevada Tungsten Holdings Ltd. was initially required to pay $150,000 to the Optionor by February 15, 2013, which amount has now been paid. Pursuant to the SEA, we agreed to undertake Nevada Tungsten Holdings Ltd.’s obligations under the Option Agreement.  The Option Agreement gives the Company the option to acquire a 100% interest in all tungsten on the Cherry Creek Tungsten Project by (i) paying $100,000 to the Optionor on or before February 15, 2014 and $50,000 to the Optionor on or before February 15, 2015; and (ii) incur exploration expenditures on the property of $250,000 on or before the first anniversary of the option agreement, additional exploration expenditures on the property of $250,000 on or before the second anniversary of the option agreement, and additional exploration expenditures on the property of $1,000,000 on or before the third anniversary of the option agreement. The Optionor has retained a 3% net smelter return royalty. On February 7, 2014, the parties to the Option Agreement agreed to defer the payment due on February 15, 2014 and exploration expenditures requirement due on the first anniversary of the Option Agreement until June 15, 2014.  As consideration for this deferment, the Company issued 250,000 shares of Company common stock to the Optionor.

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

Subsequent to the purchase of the Idaho claim, management decided to impair the value of the acquired unpatented pacer mining claims by $750,000.  This impairment was a consequence of the assets being exploratory in nature and not being supported by any ore reserves.  It is not possible to evaluate and establish the real value of the mineral properties until additional work is completed and that may take several years.  With that being stated, the Company’s position is that these acquired mineral assets, which consist of ownership of unpatented mining claims, cannot be truly assessed at this time.  The Company assumes that these assets have been impaired and the exchange price based on $0.25 per share is not supportable as the possible value of these assets in the future.  The Company impaired the stock value exchange of $750,000 as of year end.

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

Employees

Currently, we have two employees. We have entered into employment agreements with our president, chief executive officer, treasurer and chief financial officer, and also with our V.P. of Exploration. Our directors, executive officers and certain contracted individuals play an important role in the running of our Company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

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

Source – http://www.itia.info/tungsten-prices.html

This graph is based on the quotations published by "Metal Bulletin" to which acknowledgement is due.

•	Metal Bulletin has ceased quotations for Europe wolframite since November 2012
•	The US APT quotations have been converted from stu to mtu for comparison purpose. Metal Bulletin has ceased US APT quotations since August 2012
•	The ferro-tungsten quotations have been converted from kg W to mtu of WO3 for comparison purposes
•	This information is based on Metal Bulletin's twice-weekly quotations, but the averages have been calculated by ITIA and rounded.

Notes for information:

•	A metric ton unit (mtu) is 10kg
•	A metric ton unit of tungsten trioxide (WO3) contains 7.93kgs of tungsten
•	A short ton unit (stu) is 20 pounds

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

We have not generated any revenue from operations since our inception and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on our mineral property and we build and operate a mine. We had cash in the amount of $27,007 as of January 31, 2014. As of January 31, 2014, we had working capital deficit of $311,762. We incurred a net loss of $1,504,533 since inception. We estimate our average monthly operating expenses to be approximately $35,000, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral property, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral property, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail. These circumstances lead our independent registered public accounting firm, in their report dated March 31, 2014, to comment about our company’s ability to continue as a going concern

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our exploration activities and investors could lose their entire investment.

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

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that our internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

1.
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

2.
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

3.	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

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

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were a “shell company” pursuant to Rule 144 prior to the consummation of the Transaction, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date that a Current Report on Form 8-K has been filed with the Commission reflecting the Company’s status as a non- “shell company,” which was April 10, 2013.  Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of the Current Report on Form 8-K and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

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

We hold an option to acquire all rights to tungsten in the Cherry Creek Tungsten Project pursuant to the Option Agreement entered into by our subsidiary, Nevada Tungsten Holdings Ltd.  We also acquired title to certain unpatented pacer mining claims located in Custer County, Idaho (the “Wildhorse Tungsten Project”).

Cherry Creek Tungsten Project

Location

The Cherry Creek Tungsten Project consists of 2 patented and 139 unpatented mining claims situated in White Pine County, Nevada.  The Project is approximately 52 miles by paved highway northeast of Ely, Nevada.  The Cherry Creek Mining District has been known mainly for its long history of silver production, dating back to the late nineteenth century.  In the year 1915, tungsten production commenced at the Shoestring Mine.  From that time on, tungsten production was conducted on an intermittent basis mainly during the times of the two world wars and the Korean conflict.  The last known production was in 1977 from the Shoestring Mine.

Disturbance and Contamination Issues

The Creek Mining District has a long history of mineral production extending over 100 years.  The area is dotted with mines, prospect pits, mine dumps, abandoned buildings and the footings for mines and processing plants.  Testing of water contained within the Star and Exchequer Mines suggests that there has been negligible contamination to groundwater from these historic workings.  There are no plans to remediate the historic mine sites.

Acreage

We control two patented and 139 unpatented mining claims in the Cherry Creek District comprising approximately 2,780 acres.  Taxes and assessment work are paid on these claims through August 31, 2014.

Mineral Resources and Reserves

There are no identified resources or reserves of tungsten within the Cherry Creek Mining District.

Water and Power

Because of its past production, infrastructure within the Cherry Creek Mining District is relatively advanced.  Water can be drawn in limited amounts from several of the flooded mines.  More significant volumes of  water would likely require the drilling of a well in the adjacent valley.  The town of Cherry Creek contains an electrical substation that would be adequate for powering any foreseeable mine.

Examination of the property descriptions where tungsten was mined reveals a common mineralogy and mode of occurrence for all the historic tungsten bearing zones of the Cherry Creek District.  These common characteristics are listed here.

➢	Hosted within a carbonate rich environment, i.e.: limestone.
➢	Occurrences within quartz carbonate veins, often in coarse crystalline form.
➢	Proximity to or within contact zones between two rock types.
➢	The major tungsten occurrences are within or adjacent to the Exchequer Fault Zone.
➢	The mineral Scheelite is usually the only tungsten bearing mineral in the previously mined zones, with Wolframite rarely noted or only as a minor accessory mineral.

Initial Exploration Programs

Based on these common characteristics noted above, exploration thus far for tungsten in the Cherry Creek area has consisted of the following activities:

1.	Spectral analysis of the former tungsten production locations with identification of carbonate outcrops.
2.	Areas-wide stream sediment sampling.
3.	Soil sampling in high-potential areas based on the spectral analysis and stream sediment sample results.
4.	Night-time prospecting with portable ultraviolet lamps in high-potential areas.
5.	Collection of rock samples for assays.
6.	Collection of historic reports and collation of data.

Initial Exploration Results

1.
Closely-spaced stream sediment sampling indicated that a 10 square kilometer area centered on the Ticup Mine is strongly anomalous with respect to tungsten.  Most of the former producing tungsten mines at Cherry Creek are within this area.

2.	Soil sampling on the west side of Pinenut Canyon revealed strongly anomalous tungsten. Values up to 38.6 ppm W were recorded over a length of 135m. There are no known mines or prospects in this area.
3.
A large area of low-lying hills to the southwest of Cherry Creek contained strongly elevated concentrations of tungsten in stream sediment samples.  Values up to 58.2 ppm W were contained in an area of over 3 square kilometers.  There are no known mines or prospects in this area.

Ongoing Exploration

1.
Create a 3D computer database of the Ticup Mine.  A review of the historic geologic literature suggests that additional tungsten ore deposits are likely below the existing deposits in close proximity to the Exchequer Fault.

2.	Detailed grid soil sampling on the west side of Pinenut Canyon where previous exploration has revealed strongly anomalous tungsten. The area of interest is open to the south, west and east.
3.	Grid soil sampling on low-lying hills to the southwest of Cherry Creek where previous exploration has revealed strongly anomalous tungsten in stream sediment samples.
4.	Rock-chip sampling of prospective lithologies performed in conjunction with soil sampling.
5.	Discovery core drilling in all three areas as targets are developed.

The costs to conduct Steps 1 through 4 are projected at $16,640.  This will be supervised by Vice President of Exploration Douglas Oliver.  Consulting Geologist Richard Dorman would construct the 3D database and participate in the evaluation of the Pinenut and Southeast Target Areas.  Carlin Trend Mining Services would collect samples for the soil surveys.

A preliminary estimate for Step 5 is $227,915 for an initial six hole core-drilling program.  This program will be supervised by Vice President of Exploration Douglas Oliver.
Once the above work has been undertaken, a more comprehensive picture of the potential for re-establishing a producing tungsten facility can be established.

Sample and Analytical Procedures

Samples were collected both by our personnel and by contract samplers provided by Carlin Trend Mining Services.  Sample preparation and analysis was conducted by ALS Minerals of Elko, Nevada.  Sample preparation protocols varied depending whether the samples were of rock, soil or stream-sediment mediums.  Analysis was by multi-element ICP techniques provided by ALS Minerals.

QA/QC protocols included keeping all samples in locked storage until delivery to ALS Minerals.  ALS Minerals has in-house protocols including blanks, standards and repeat analysis and the results of these checks were reported with the assay results.  A review of the results indicates that the samples were professionally analyzed with acceptable levels of precision.

Wildhorse Tungsten Project

Location

The Wildhorse Tungsten Project consists of 42 unpatented mining claims situated in Custer County, Nevada.  The project is approximately 50 miles west of Mackay, Idaho.

Disturbance and Contamination Issues

The Wildhorse Project area saw limited mining and exploration beginning in 1954.  Un-reclaimed mines, prospect pits and  mine dumps are known to exist in the area.  There are no plans to remediate the historic mine sites.

Acreage

We control 42 unpatented mining claims in the Wildhorse Project area comprising approximately 840 acres.  Taxes and assessment work are paid on these claims through August 31, 2014.

Mineral Resources and Reserves

Tungsten mining began at Wildhorse in 1954 with production sold to the US government stockpile.  Total production at the Wildhorse Prospect is estimated at 7,461 STU of WO3.  Following closure of the mine in 1957, Bear Creek Mining conducted exploration including drilling at the property.  In addition, the US Geological Survey conducted an extensive sampling program in conjunction with a regional mineral resource evaluation.  These programs identified three deposits.  Historical inferred resource estimates are given as 200,000 tons grading 0.70% WO3 at the Steep Climb Prospect, 100,000 tons grading 0.60% WO3 at the Hard to Find Prospect, and 1,400,000 tons grading 0.32% WO3 at the Pine Mouse Prospect.

Water and Power

While the Wildhorse Prospect is accessible by improved dirt roads, no source of water or power has been identified.

Mineralization

Most of the tungsten occurrences of south-central Idaho are concentrated in a northwest-trending zone which outs obliquely across the margin of the Idaho batholith.  Although this tungsten belt parallels some faults and anticlines of the Cenozoic age, the mineralization was probably localized by older structures developed during the Laramide orogeny.

The tungsten deposits are found mainly in altered sedimentary rocks near contacts with granitic rocks.  The host rocks include quartzite, argillite, and marble, as well as granitic rocks, and they range in age from pre-Cambrian to late Cretaceous or early Tertiary.

The ore mineral in the Wildhorse deposits is scheelite found within tactite. Tactite is an epidote or garnet-rich rock formed by local replacement and recrystallization of calcareous rock. In the Wildhorse area tactite forms only in impure marble adjacent to "alaskite" dikes.  All marble bands found in this area are less than 50 feet thick and the economically important ones at the Steep Climb, Hard to Find, and Beaver deposits probably average 10-15 feet in thickness.

Proposed Exploration Program

Limited exploration consisting of data review and a preliminary field examination are planned.  These activities will be supervised by Vice President of Exploration Douglas Oliver.  The expenses relating our limited exploration program will be minimal.

Impairment

As the decision has been made to focus our efforts on developing the Cherry Creek property as a first priority given our limited resources, and having not completed any new exploratory work yielding results that would support the asset value being carried in the books of the Company, management made the decision to fully impair the original stock value exchange for the property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “TUNG.”  The closing bid price for our stock as of March 19, 2014 was $0.07.

The following is the range of high and low bid prices for our common stock for the periods indicated.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal 2013	High	Low
First Quarter (April 30, 2013)	$1.00	$0.85
Second Quarter (July 31, 2013)	$1.50	$0.32
Third Quarter (October 31, 2013)	$0.34	$0.14
Fourth Quarter (January 31, 2014)	$0.18	$0.06

Fiscal 2012	High		Low
First Quarter (April 30, 2012)	$	N/A	$	N/A
Second Quarter (July 31, 2012)	$	N/A	$	N/A
Third Quarter (October 31, 2012)	$	N/A	$	N/A
Fourth Quarter (January 31, 2013)	$	N/A	$	N/A

Our common shares are issued in registered form. Securities Transfer Corporation Inc., 2591 Dallas Parkway, Suite 102, Frisco, TX 75034 (Telephone: (469) 633-0101; Facsimile: (469) 633-0088) is the registrar and transfer agent for our common shares.

On March 19, 2014, the shareholders' list showed 23 shareholders of record and 73,631,278 common shares outstanding.

Dividends

We have not paid dividends to date and do not anticipate paying any dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Equity Compensation Plan Information

We have not adopted any equity compensation plans.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities for the fiscal year ended January 31, 2014.

Recent Sales of Unregistered Securities

On January 17, 2014, we entered into an agreement with Carmel Advisors LLC (“Carmel”) to obtain public relations, communications, advisory and consulting services from Carmel for a one year term.  Pursuant to the terms of the agreement, two million (2,000,000) shares of restricted common stock of the Company (the “Shares”) were issued to Carmel upon execution as compensation for the services to be provided by Carmel.  The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act, such determination based upon representations made by Carmel to the Company.

On January 20, 2014, we entered into a letter agreement with Crescendo Communications, LLC (“Crescendo”) to obtain investor relations services.  Pursuant to the terms of this letter agreement, we issued 42,799 shares of common stock of the Company as compensation for services provided by Crescendo.  The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act, such determination based upon representations made by Crescendo to the Company.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Tungsten Corp. for the fiscal years ended January 31, 2014 and January 31, 2013 should be read in conjunction with the audited financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K.

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

Results of Operations for the Fiscal Years Ended January 31, 2014 and January 31, 2013

The following summary of our results of operations should be read in conjunction with our audited financial statements for the fiscal years ended January 31, 2014 and January 31, 2013.

Our operating results for the fiscal years ended January 31, 2014 and January 31, 2013:

	Fiscal Year Ended January 31, 2014	Fiscal Year Ended January 31, 2013

Revenue	$0	$0
Expenses	$1,481,142	$23,391
Net Loss	$(1,481,142)	$(23,391)

The net loss for the year was adversely impacted by non-cash expenses of $750,000 in impairment losses on our Idaho property and $129,050 in derivative expenses stemming from a convertible note, together representing almost 60% of the net loss.

Revenues

We have not earned any revenues for the fiscal years ended January 31, 2014 and January 31, 2013 and we do not anticipate earning revenues in the near future.

Expenses

Our expenses for the fiscal years ended January 31, 2014 and January 31, 2013:

	Fiscal Year Ended January 31, 2014	Fiscal Year Ended January 31, 2013

Exploration expenses	$73,565		$22,130
General and administrative expenses	$114,311		$134
Professional fees	$146,061		$1,127
Directors’ fees	$151,875	$	Nil
Officers’ compensation	$99,067	$	Nil
Loss on impairment	$750,000	$	Nil
Derivative expenses	$129,050	$	Nil
Interest	$17,213	$	Nil

Our expenses for the fiscal years ended January 31, 2014 and January 31, 2013 were comprised mainly of professional fees paid in connection with the costs associated with our current and periodic report filing and accounting requirements, directors’ fees, officers’ compensation, general and administrative expenses, impairment losses on our Idaho property, and derivative expenses associated with convertible notes.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Liquidity and Financial Condition

Overview

As of January 31, 2014, we had $27,007 in cash and cash equivalents and a working capital deficiency of $311,762, including $347,080 in current liabilities comprised of $214,050 in derivative liabilities, $15,938 in convertible notes net of discounts, $99,951 in stockholder advances, and accounts payable and accrued expenses of $17,141.

For the fiscal year ended January 31, 2014, we used net cash of $439,793 in operations.

For the period from October 30, 2012 (inception) to January 31, 2014, we had $681,452 in net cash flow provided by financing activities, representing stockholder advances and proceeds from convertible notes and the sale of our common stock.

We intend to conduct exploration activities on our newly optioned and acquired properties over the next twelve months.  We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses For the Next Twelve Month Period

General, Administrative, and Corporate Expenses	$200,000
Operating Expenses	200,000
Exploration	500,000
Total	$900,000

In order to provide financing for our planned exploration activities, we entered into the Note Purchase Agreement with Hanover on January 2, 2014.  The Note Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Note Purchase Agreement, Hanover will purchase from us the Convertible Note with an initial principal amount of $127,500 for a purchase price of $85,000, representing an approximately 33.33% original issue discount. We issued the Convertible Note to Hanover on January 2, 2014.

On February 18, 2014, we entered into the Purchase Agreement with Hanover.  The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Hanover is committed to purchase up to $3,000,000 worth of our common stock, over the 24-month term of the Purchase Agreement. The per share purchase price for these shares of common stock will be equal to 90.0% of the arithmetic average of the lower of (i) the lowest trade price of a share of our common stock on the date the Fixed Draw Down Notice is delivered, which we refer to as the Draw Down Exercise Date, and (ii) the arithmetic average of the three lowest daily VWAPs during the 10 consecutive trading days ending on the trading day immediately preceding the applicable Draw Down Exercise Date. We paid to Hanover a commitment fee for entering into the Purchase Agreement equal to $150,000 in the form of 2,065,177 restricted shares of our common stock, calculated using a per share price of $0.072633.

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our properties. Of the $900,000 that we require for the next twelve months, we had $27,007 in cash as of January 31, 2014. Although proceeds from our recent financings with Hanover will provide some of the funds required for our operational expenses, we intend to pursue additional equity financing from private investors or possibly a registered public offering.  If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us. Any failure to secure additional financing may force us to cease our operations.

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

Contractual Obligations Table

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments due by Period
Contractual Obligations	Less than	One to	Three to	More Than
At January 31, 2014	One Year	Three Years	Five Years	Five Years	Total

Exploration Expenditure Obligations	$500,000	$1,000,000	$-	$-	$1,500,000
Purchase Obligations	$150,000	$-	$-	$-	$150,000

The above table outlines our obligations as of January 31, 2014 and does not reflect any changes in our obligations that have occurred after that date.

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

Going Concern

The Company incurred net losses of $1,504,533 since Inception (October 30, 2012) to January 31, 2014 and has commenced limited operations, raising substantial doubt about the company’s ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance we will be successful in accomplishing its objectives.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Cash and Cash Equivalents

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative warrant liability.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants. The total amount of potentially outstanding dilutive common shares from the conversion of the convertible notes plus accrued interest converted would be 3,962,308 and 0 for the reporting period ended January 31, 2014 or 2013.

Stock-Based Compensation

The company has not adopted a stock option plan and has not granted any stock options.

The company has Restricted Stock Award Agreements with two outside directors for 750,000 shares each vesting on a quarterly basis over three years. The company recognized $151,875 in stock based compensation associated with the two agreements.

In addition, the company has an Agreement with one of its vendors to compensate their services over a twelve month period with 2,000,000 shares of restricted stock to be amortized monthly over the period. The company recognized $7,500 in stock based compensation associated with the agreement.

Recent Accounting Pronouncements

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

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Annual Report on Form 10-K for the fiscal years ended January 31, 2014 and January 31, 2013 begin on page F-1 and have been examined by our independent accountants, Li & Company, PC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of January 31, 2014 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, as of January 31, 2014, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, our management identified the following material weaknesses:

•
We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

•
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

•	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Guy Martin	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director	55	April 8, 2013

Douglas Oliver	Director, Vice-President Exploration	62	December 14, 2012

Joseph Galda	Director, Corporate Secretary	54	May 13, 2013

David Bikerman	Director	55	June 24, 2013

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

Joseph Galda

Mr. Galda (age 54) is a corporate finance attorney and is the founder of J.P. Galda & Co., a law firm. Prior to founding his firm, Mr. Galda was counsel to Fox Rothschild LLP (a law firm) (2012 to 2013), President of Corsair Advisors, Inc., a strategic consulting firm (2004 to 2012), and a general partner of Hodgson Russ LLP, a law firm (2000 to 2004), where he practiced as a foreign legal consultant in the firm’s Toronto, Ontario office. Since 2005, Mr. Galda has been a director of Secure Energy, Inc., a private company developing a coal to liquids alternative energy project.

David Bikerman

Mr. Bikerman has been in the mining field for over thirty years and is experienced in all aspects of mining enterprises from exploration through operations. He founded Bikerman Engineering & Technology Associates, Inc. in May 1997 where he offers expert services to the mining industry in financial modeling, exploration and geologic model preparation, geostatistical and reserve analysis, environmental plans, project feasibility, and project design and management. Mr. Bikerman is President and CEO of Golden Ibex, Inc., a privately owned Nevada stock corporation focused on gold and silver mining in Oregon, USA that owns 100% of the patented claims comprising the historic Ibex and Bald Mountain mines. Mr. Bikerman served on the Board of Colombia Goldfields Ltd from 2006-2009, and as CEO of Caribbean Copper & Gold Corporation from 2007-2009. Mr. Bikerman was a director of Megastar Development Corp. from June 2007 to May 2008, and President and CEO of Megastar from October 2007 to May 2008. Mr. Bikerman was President, China Operations for East Delta Resources Corp. from August 1, 2006 to June 2007 and advisor to the Board from May 2006 to July 2007. He was President and CEO of Sino Silver Corp. from June 2005 through dissolution in September 2007. Mr. Bikerman served as the Manager of Mining for RNC Resources Ltd. from February 2005 until May 2006. He was Vice President and Chief Engineer for Greenstone Resources Ltd. from December 1993 to July 1996 and was responsible for technical analysis, project design, and engineering for a Central American gold project. He was Vice President and Manager of Mining of Minas Santa Rosa, S.A. (Panama) from May 1994 to October 1996 and was a member of the Board of Minera Nicaraguense, S. A. (Nicaragua) from May 1995 to December 2006. He worked as an Associate at Behre Dolbear & Co. from September 1989 to May 1994, an international minerals industry consultant based in New York, New York.

Mr. Bikerman holds three degrees in mining engineering. In 1981, he earned his Bachelor of Science in Mining Engineering from the University of Pittsburgh. In 1985, he earned his Master of Science in mining engineering from the Henry Krumb School of Mines in Columbia University of New York. In 1995, he earned his Engineer of Mines, also from the Henry Krumb School of Mines at Columbia University.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any events requiring disclosure under Item 401(f) of Regulation S-K.

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

Committees of the Board

We do not have a standing nominating committee, but our entire board of directors acts in such capacity. The board of directors of our company does not believe that it is necessary to have a standing nominating committee because we believe that the functions of such committee can be adequately performed by the board of directors.

Audit Committee

On June 14, 2013, the board of directors of the Company established an Audit Committee for the purpose of (i) overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company; (ii) assisting the board of directors in oversight and monitoring of (a) the integrity of the Company’s financial statements, (b) the Company’s compliance with legal and regulatory requirements, (c) the independent auditor’s qualifications, independence and performance, and (d) the Company’s internal accounting and financial controls; (iii) preparing the report that the rules of the SEC require be included in the Company’s annual proxy statement; (iv) providing the Company’s board of directors with the results of its monitoring and recommendations derived therefrom; and (v) providing to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require the attention of the board of directors.

The current members of the Audit Committee are Joseph Galda, who serves as both the chairman and the audit committee financial expert, and David Bikerman.  Both members of the Audit Committee are “independent directors”, as defined in the rules and regulations of the Nasdaq Stock Market, including Nasdaq Rule 5605(a) and any successor rule thereto.    A current copy of the Audit Committee Charter was included in the Company’s Quarterly Report on Form 10-Q filed on September 19, 2013.

Compensation Committee

On June 14, 2013, the board of directors of the Company established a Compensation Committee in order to review and make recommendations to the board of directors regarding compensation to be provided to the Company’s directors, officers and employees and to make grants under and otherwise administer any equity compensation plans that may be adopted and approved by the board of directors and the stockholders of the Company.

The current members of the Compensation Committee are Joseph Galda, who serves as the chairman, and David Bikerman.   Each member of the Compensation Committee is “independent,” as such term is defined by the rules and regulations of the Nasdaq Stock Market, including Nasdaq Rule 5605(a) and any successor rule thereto and is an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “IRC”).  A current copy of the Compensation Committee Charter was included in the Company’s Quarterly Report on Form 10-Q filed on September 19, 2013.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal years ended January 31, 2014 and 2013; and
(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the fiscal years ended January 31, 2014 and 2013, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Guy Martin, President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director (1)	2013 2012	60,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	60,000 N/A

Douglas Oliver, Former President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and Director(2)	2013 2012	40,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	40,000 Nil

Joseph Galda, Corporate Secretary and Director(3)	2013 2012	Nil N/A	Nil N/A	151,875 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	151,875 N/A

(1)	Mr. Martin was appointed the President, Chief Executive Officer, Treasurer, Chief Financial Officer and a Director of our company on April 8, 2013
(2)
Mr. Oliver was appointed the President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and a Director of our company on December 14, 2012.  Mr. Oliver resigned as President, Chief Executive Officer, Treasurer, Chief Financial Officer and Secretary of our company on April 8, 2013 and was appointed as Vice-President of Exploration.

(3)	Mr. Galda was appointed the Corporate Secretary and Director of our company on May 13.2013

Other than as disclosed below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Guy Martin – Employment Agreement

On July 9, 2013, we entered into an employment agreement with Guy Martin (the "Martin Employment Agreement"), effective as of July 1, 2013, which replaces the previously existing Consulting Agreement between Mr. Martin and the Company that became effective on April 8, 2013.

The Martin Employment Agreement provides for Mr. Martin’s continued employment as President and Chief Executive Officer of the Company for a term of two years, subject to certain termination rights, during which time he will receive monthly base salary at the rate of $5,000.  The Martin Employment Agreement shall be automatically extended for additional one year terms unless either the Company or Mr. Martin provides written notice of their intent not to renew the agreement at least sixty days prior to the expiration of a term.

In addition, Mr. Martin is entitled, at the sole and absolute discretion of the Compensation Committee of the Company's Board of Directors, to receive performance bonuses, which may be based upon a variety of factors. Mr. Martin will also be entitled to participate in all employee benefit plans or programs of the Company to the extent that his position, title, tenure, salary, age, health and other qualifications make him eligible to participate in accordance with the terms of the applicable plans or programs. The Company intends to implement an employee stock option plan, and Mr. Martin shall be eligible to receive awards of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares or other equity awards pursuant to the employee stock option plan or any other arrangements the Company may have in effect from time to time. The Board or the Committee will determine in its discretion the amount of any such award to Mr. Martin in accordance with the terms of the employee stock option plan in effect at the time of grant.

The Martin Employment Agreement contains a non-competition covenant and non-interference (relating to the Company's customers) and non-solicitation (relating to the Company's employees) provisions effective during the term of his employment and for a period of six months after termination with respect to the non-competition covenant and for a period of twenty four months after termination with respect to the non-interference and non-solicitation provisions of the Martin Employment Agreement.

Douglas Oliver – Employment Agreement

On July 9, 2013, we entered into an employment agreement with Douglas Oliver (the "Oliver Employment Agreement"), effective as of July 1, 2013, which replaces the previously existing Consulting Agreement between Mr. Oliver and the Company that became effective on April 8, 2013.

The Oliver Employment Agreement provides for Mr. Oliver’s continued employment as Vice President of Exploration of the Company for a term of two years, subject to certain termination rights, during which time he will receive monthly base salary at the rate of $4,000.  The Oliver Employment Agreement shall be automatically extended for additional one year terms unless either the Company or Mr. Oliver provides written notice of their intent not to renew the agreement at least sixty days prior to the expiration of a term.

In addition, Mr. Oliver is entitled, at the sole and absolute discretion of the Compensation Committee of the Company's Board of Directors, to receive performance bonuses, which may be based upon a variety of factors. Mr. Oliver will also be entitled to participate in all employee benefit plans or programs of the Company to the extent that his position, title, tenure, salary, age, health and other qualifications make him eligible to participate in accordance with the terms of the applicable plans or programs. The Company intends to implement an employee stock option plan, and Mr. Oliver shall be eligible to receive awards of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares or other equity awards pursuant to the employee stock option plan or any other arrangements the Company may have in effect from time to time. The Board or the Committee will determine in its discretion the amount of any such award to Mr. Oliver in accordance with the terms of the employee stock option plan in effect at the time of grant.

The Oliver Employment Agreement contains a non-competition covenant and non-interference (relating to the Company's customers) and non-solicitation (relating to the Company's employees) provisions effective during the term of his employment and for a period of six months after termination with respect to the non-competition covenant and for a period of twenty four months after termination with respect to the non-interference and non-solicitation provisions of the Oliver Employment Agreement.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date ($)	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)

Guy Martin	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A
Douglas Oliver	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A
Joseph Galda	Nil	Nil	Nil	N/A	N/A	750,000(1)	$56,250	Nil	N/A

(1)    Pursuant to an Amended and Restated Restricted Stock Award Agreement, dated January 31, 2014, Mr. Galda received the right to 750,000 restricted shares of common stock of the Company.  250,000 of these shares vest on April 30, 2014 and 62,500 shares vest on each of the last day of June, September, December and March thereafter until the shares are fully vested on March 31, 2016, subject to Mr. Galda’s continued service with the Company.

Options Grants in the Fiscal Year Ended January 31, 2014

During the fiscal year ended January 31, 2014, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Fiscal Year Ended January 31, 2014 and Year End Option Values

There were no stock options exercised during the fiscal year ended January 31, 2014 and no stock options held by our executive officers at the end of the fiscal year ended January 31, 2014.

Re-pricing of Options/SARS

We did not re-price any options previously granted to our executive officers during the fiscal year ended January 31, 2014.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the fiscal year ended January 31, 2014, we did not pay any compensation or grant any stock options to our directors other than the Restricted Stock Awards disclosed in this 10-K filing and in our 8-K filings dated May 14, 2013 and February 4, 2014.

DIRECTOR COMPENSATION

Name	Fees Earned Or Paid in Cash ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)

David Bikerman	Nil	$56,250(1)	Nil	Nil	Nil	Nil	$56,250

(1)    Pursuant to a Restricted Stock Award Agreement, dated January 31, 2014, Mr. Bikerman received the right to 750,000 restricted shares of common stock of the Company.  187,500 of these shares vest on April 30, 2014 and 62,500 shares vest on each of the last day of June, September, December and March thereafter until the shares are fully vested on June 30, 2016, subject to Mr. Bikerman’s continued service with the Company.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 19, 2014, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Guy Martin President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director Southwest 105 Lane, Davie, Florida, 33324	3,000,000	4.1%

Douglas Oliver Director, Vice-President Exploration 1671 Southwest 105 Lane, Davie, Florida, 33324	3,000,000	4.1%

Joseph Galda Corporate Secretary and Director 1671 Southwest 105 Lane, Davie, Florida, 33324	750,000	1.0%

David Bikerman Director 1671 Southwest 105 Lane, Davie, Florida, 33324	750,000	1.0%

Directors and Executive Officers as a Group	7,500,000	10.2%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 19, 2014.  As of March 19, 2014, there were 73,631,278 shares of our company’s common stock issued and outstanding.

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

On April 8, 2013, we entered into and closed a voluntary share exchange transaction pursuant to the SEA with Guy Martin (our current President, CEO, Treasurer, CFO and Director) and Nevada Tungsten Holdings Ltd.  Mr. Martin was the sole shareholder of Nevada Tungsten Holdings Ltd. and pursuant to the terms of the SEA, we acquired all of the issued and outstanding shares of Nevada Tungsten Holdings Ltd.’s common stock from Guy Martin in exchange for the issuance by our company of 3,000,000 shares of our common stock to Guy Martin subject to release conditions noted below.

On April 8, 2013, we entered into lock up agreements with each of Messrs. Martin and Oliver (our current Vice President of Exploration and Director) in regards to the 3,000,000 shares of our common stock that each hold. Pursuant to the terms of the lock up agreements, in regards to their respective 3,000,000 shares of our common stock, 1,000,000 shares have been released concurrent with the closing of the Transaction, and 1,000,000 shares shall be released on each anniversary thereafter.

On July 9, 2013, we entered into an employment agreement with Guy Martin, effective as of July 1, 2013, which provides for Mr. Martin’s services as President and Chief Executive Officer of the Company for a term of two years, during which time he will receive monthly base salary at the rate of $5,000.

On July 9, 2013, we entered into an employment agreement with Douglas Oliver, effective as of July 1, 2013, for his services as Vice President of Exploration for a term of two years, during which time he will receive monthly base salary at the rate of $4,000.

Pursuant to a restricted stock award agreement, dated January 31, 2014, Mr. Bikerman, a director of the Company, received the right to 750,000 restricted shares of common stock of the Company.  187,500 of these shares vest on April 30, 2014 and 62,500 shares vest on each of the last day of June, September, December and March thereafter until the shares are fully vested on June 30, 2016, subject to Mr. Bikerman’s continued service with the Company.

Pursuant to an amended and restated restricted stock award agreement, dated January 31, 2014, Mr. Galda, our Secretary and director, received the right to 750,000 restricted shares of common stock of the Company.  250,000 of these shares vest on April 30, 2014 and 62,500 shares vest on each of the last day of June, September, December and March thereafter until the shares are fully vested on March 31, 2016, subject to Mr. Galda’s continued service with the Company.

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

Corporate Governance

We currently act with four directors, consisting of Guy Martin and Douglas Oliver, neither of whom is independent, and Joseph Galda and David Bikerman, each of whom are independent..

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

Committees of the Board

The Board has established Audit and Compensation Committees headed by Joseph Galda and an Environmental, Health and Safety Committee headed by David Bikerman.

We do not have a standing nominating committee, but our entire board of directors acts in such a capacity. The board of directors of our company does not believe that it is necessary to have a standing nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Li & Company PC for the fiscal periods shown.

	Fiscal Year Ended January 31, 2014	Fiscal Year Ended January 31, 2013

Audit Fees	$8,000	$8,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$8,000	$8,000

Audit fees consist of fees billed for professional services rendered for the audit and reviews of our financial statements and services that are normally provided by the above auditor in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended January 31, 2014.  The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report on Form 10-K:

(a) Financial Statements:

(b)  Exhibits:

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on October 29, 2009).
3.2	By-laws (incorporated by reference from our Registration Statement on Form S-1 filed on October 29, 2009).
3.3	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on May 15, 2012).
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on May 15, 2012).
3.5	Certificate of Amendment (incorporated by reference from our Quarterly Report on Form 10-Q filed on December 13, 2012).
10.1	Stock Exchange Agreement between the Company, Nevada Tungsten Holdings Ltd. and Guy Martin, dated April 8, 2013 (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).
10.2	Option Agreement between Viscount Mining Ltd. and Nevada Tungsten Holdings Ltd. dated January 31, 2013 (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).
10.3*	Amendment No.1 to Option Agreement between Viscount Mining Ltd. and Nevada Tungsten Holdings Ltd. dated January 31, 2013.
10.4*	Amendment No.2 to Option Agreement between Viscount Mining Ltd. and Nevada Tungsten Holdings Ltd. dated January 31, 2013.
10.5	Form of Securities Purchase Agreement (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).
10.6	Form of Lock-Up Agreement with Guy Martin and Douglas Oliver (incorporated by reference from our Current Report on Form 8-K filed on April 10, 2013).

Exhibit Number	Description

10.7	Purchase Agreement, dated April19, 2013, by and between Nevada Tungsten Holdings Ltd., and Monfort Ventures Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2013)
10.8	Senior Convertible Note dated January 2, 2014 (incorporated by reference from our Current Report on Form 8-K filed on January 9, 2014).
10.9	Employment Agreement dated as of July 1, 2013 between the Company and Guy Martin (incorporated by reference to our Current Report filed on July 15, 2013).
10.10	Employment Agreement dated as of July 1, 2013 between the Company and Douglas Oliver (incorporated by reference to our Current Report filed on July 15, 2013).
10.11
Registration Rights Agreement, dated as of January 2, 2014, by and between Hanover Holdings I, LLC and the Company (incorporated by reference from our Current Report on Form 8-K filed on January 9, 2014).

10.12	Note Purchase Agreement, dated as of January 2, 2014, by and between Hanover Holdings I, LLC and the Company (incorporated by reference from our Current Report on Form 8-K filed on January 9, 2014).
10.13	Restricted Stock Award Agreement, dated January 31, 2014, between the Company and David Bikerman (incorporated by reference from our Current Report on Form 8-K filed on February 4, 2014).
10.14
Amended and Restated Restricted Stock Award Agreement, dated January 31, 2014, between the Company and Joseph Galda (incorporated by reference from our Current Report on Form 8-K filed on February 4, 2014).

10.15
Common Stock Purchase Agreement, dated as of February 18, 2014, by and between Hanover Holdings I, LLC and the Company (incorporated by reference from our Current Report on Form 8-K filed on February 21, 2014).

10.16
Registration Rights Agreement, dated as of February 18, 2014, by and between Hanover Holdings I, LLC and the Company (incorporated by reference from our Current Report on Form 8-K filed on February 21, 2014).

21	List of Subsidiaries – Nevada Tungsten Holdings Ltd.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUNGSTEN CORP.

/s/ Guy Martin
Guy Martin
President, Chief Executive Officer, Treasurer,
Chief Financial Officer and Director

Date:  March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Martin
Guy Martin	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director	March 31, 2014

/s/ Joseph Galda
Joseph Galda	Corporate Secretary and Director	March 31, 2014

/s/ Douglas Oliver
Douglas Oliver	Director	March 31, 2014

/s/ David Bikerman
David Bikerman	Director	March 31, 2014

Tungsten Corp.

(An Exploration Stage Company)

January 31, 2014 and 2013

Index to the Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at January 31, 2013 and 2012	F-3

Statements of Operations for the Fiscal Year Ended January 31, 2014 and 2013 and for the Period from October 30, 2012 (inception) through January 31, 2014	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from October 30, 2012 (inception) through January 31, 2014	F-5

Statements of Cash Flows for the Fiscal Year Ended January 31, 2014 and 2013 and for the Period from October 30, 2012 (inception) through January 31, 2014	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tungsten Corp.
(An exploration stage company)

We have audited the accompanying balance sheets of Tungsten Corp. (the “Company”) as of January 31, 2014 and 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended and for the period from October 30, 2012 (inception) through January 31, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2014 and 2013 and the results of its operations and its cash flows for the fiscal years then ended and for the period from June 5, 2008 (inception) through January 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the exploration stage at January 31, 2014, a net loss and net cash used in operating activities for the fiscal year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
March 31, 2014

 Tungsten Corp.
 (An Exploration Stage Company)
 Consolidated Balance Sheets

	January 31, 2014	January 31, 2013

ASSETS

CURRENT ASSETS:
Cash	$27,007	$7,163
Prepaid expenses	8,311	-

Total Current Assets	35,318	7,163

OTHER ASSETS
Mineral properties	174,013	21,291

Total Other Assets	174,013	21,291

Total Assets	$209,331	$28,454

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,141	$28,844
Convertible notes, net of discounts of $111,562 and $0	15,938	-
Derivative liability	214,050	-
Advances from stockholders	99,951	23,000

Total Current Liabilities	347,080	51,844

STOCKHOLDERS' DEFICIT:
Preferred stock par value $0.0001: 25,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 300,000,000 shares authorized;
71,542,799 and 3,000,000 shares issued and outstanding, respectively	7,154	300
Additional paid-in capital	1,359,630	(299)
Deficit accumulated during the exploration stage	(1,504,533)	(23,391)

Total Stockholders' Deficit	(137,749)	(23,390)

Total Liabilities and Stockholders' Deficit	$209,331	$28,454

 See accompanying notes to the consolidated financial statements.

 Tungsten Corp.
 (An Exploration Stage Company)
 Consolidated Statements of Operations

		For the Period from	For the Period from
	For the	October 30, 2012	October 30, 2012
	Fiscal Year Ended	(inception) through	(inception) through
	January 31, 2014	January 31, 2013	January 31, 2014

Revenue earned during the exploration stage	$-	$-	$-

Cost of exploration
Exploration costs	73,565	22,130	95,695

Total cost of exploration	73,565	22,130	95,695

Gross margin	(73,565)	(22,130)	(95,695)

Operating expenses
Director's fees	151,875	-	151,875
Officers' compensation	99,067	-	99,067
Professional fees	146,061	1,127	147,188
Loss on impairment	750,000	-	750,000
General and administrative expenses	114,311	134	114,445

Total operating expenses	1,261,314	1,261	1,262,575

Loss from operations	(1,334,879)	(23,391)	(1,358,270)

Other (income) expense
Derivative expense	183,563	-	183,563
Change in fair value of derivative liabilities	(54,513)	-	(54,513)
Interest expense	17,213	-	17,213

Other (income) expense, net	146,263	-	146,263

Loss before income tax provision	(1,481,142)	(23,391)	(1,504,533)

Income tax provision	-	-	-

Net loss	$(1,481,142)	$(23,391)	$(1,504,533)

Net loss per common share
- basic and diluted	$(0.03)	$0.00

Weighted average common shares outstanding
- basic and diluted	56,724,275	3,000,000

 See accompanying notes to the consolidated financial statements.

Tungsten Corp.
(An Exploration Stage Company)
Statement of Stockholders' Deficit
For the Period from October 30, 2012 (Inception) through January 31, 2014

				Deficit
			Additional	Accumulated	Total
	Common Stock Par Value $0.0001		paid-in	during the	Stockholders'
	Number of Shares	Amount	Capital	Exploration Stage	Deficit

Balance,October 30, 2012 (inception)	-	$-	$-	$-	$-

Common stock issued for cash	3,000,000	300	(299)		1

Net loss				(23,391)	(23,391)

Balance, January 31, 2013	3,000,000	300	(299)	(23,391)	(23,390)

Reverse acquisition adjustment	66,000,000	6,600	(52,692)		(46,092)

Common stock issued for cash at $0.25 per share
on April 8, 2013	2,000,000	200	499,800		500,000

Shares returned to treasury and cancelled
on April 19, 2013	(6,000,000)	(600)	600		-

Common stock issued for acquisition of mineral properties
valued at $0.25 per share on April 19, 2013	3,000,000	300	749,700		750,000

Common stock issued for future director services
on May 13, 2013	750,000	75	607,425		607,500

Common stock issued for future director services
on May 13, 2013			(607,500)		(607,500)

Common stock issued for future director services
on May 13, 2013 and earned during the period			151,875		151,875

Common stock issued for future public relation services
on January 17, 2014	2,000,000	200	179,800		180,000

Common stock issued for future public relation services
on January 17, 2014			(180,000)		(180,000)

Common stock issued for future public relation services
on January 17, 2014 and earned during the period			7,500		7,500

Common stock issued for investor relations services provided
on January 31, 2014	42,799	4	3,496		3,500

Common stock issued for future director services
on January 31, 2014	750,000	75	56,175		56,250

Common stock issued for future director services
on January 31, 2014			(56,250)		(56,250)

Net loss				(1,481,142)	(1,481,142)

Balance, January 31, 2014	71,542,799	$7,154	$1,359,630	$(1,504,533)	$(137,749)

 See accompanying notes to the consolidated financial statements.

 Tungsten Corp.
 (An Exploration Stage Company)
 Consolidated Statements of Cash Flows

		For the Period from	For the Period from
	For the Fiscal Year	October 30, 2012	October 30, 2012
	Ended	(inception) through	(inception) through
	January 31, 2014	January 31, 2013	January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,481,142)	$(23,391)	$(1,504,533)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization of debt and original issue discount	15,938	-	15,938
Stock based compensation	162,875	-	162,875
Derivative expense	183,563	-	183,563
Change in fair value of derivative liabilities	(54,513)	-	(54,513)
Loss on impairment	750,000	-	750,000
Changes in operating assets and liabilities:
Prepaid expenses	(8,311)	-	(8,311)
Accounts payable and accrued expenses	(8,203)	28,844	20,641

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(439,793)	5,453	(434,340)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used in acquisition	(46,092)	-	(46,092)
Acquisition of mineral property claims	(152,722)	(21,291)	(174,013)

NET CASH USED IN INVESTING ACTIVITIES	(198,814)	(21,291)	(220,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) stockholders	76,951	23,000	99,951
Proceeds from convertible notes	85,000	-	85,000
Proceeds from sale of common stock	496,500	1	496,501

NET CASH PROVIDED BY FINANCING ACTIVITIES	658,451	23,001	681,452

NET CHANGE IN CASH	19,844	7,163	27,007

Cash at beginning of period	7,163	-	-

Cash at end of period	$27,007	$7,163	$27,007

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for mineral property claims	$750,000	$-	$750,000

 See accompanying notes to the consolidated financial statements.

Tungsten Corp.
(An Exploration Stage Company)
January 31, 2014 and 2013
Notes to the Financial Statements

Note 1 - Organization and Operations

Online Tele-Solutions, Inc.

Online Tele-Solutions, Inc. (“Online Tele-Solutions”) was incorporated under the laws of the State of Nevada on June 5, 2008.  Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities had involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has generated no revenues since inception.

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

Certificate of Amendment to the Articles of Incorporation

On November 14, 2012, the Board of Directors of Online Tele-Solutions and two (2) stockholders holding an aggregate of  45,600,000  shares of common stock issued and outstanding as of November 6, 2012, approved and consented, in writing, to effectuate an amendment to the  Company's  Articles  of  Incorporation  to  change  the  name of  Online Tele-Solutions to "Tungsten Corp." the “Company”).

Nevada Tungsten Holdings Ltd.

 Nevada Tungsten Holdings Ltd. (“Tungsten”) was incorporated on October 30, 2012 under the laws of the State of Nevada. Tungsten intends to engage in the exploration of certain tungsten interests in the State of Nevada.

Reverse Acquisition and Change in Scope of Business

On April 8, 2013, the Company closed a voluntary share exchange transaction pursuant to a stock exchange agreement (“SEA”) with Guy Martin and Nevada Tungsten Holdings Ltd. Pursuant to the terms of the SEA, the Company acquired all of the issued and outstanding shares of Nevada Tungsten Holdings Ltd.’s common stock from Guy Martin.  The sole asset of Nevada Tungsten Holdings Ltd. is an option to acquire all tungsten rights in regards to 32 patented and unpatented mining claims situated in White Pine Country, Nevada pursuant to an option agreement by and between Viscount Nevada Holdings Ltd. (the “Optionor”) and Nevada Tungsten Holdings Ltd. (the “Option Agreement”).

Immediately prior to the Share Exchange Transaction on April 8, 2013, the Company had 66,000,000 common shares issued and outstanding. Simultaneously with the Closing of the Share Exchange Agreement, on the Closing Date, the Company’s then majority stockholder surrendered 3,000,000 shares of the Company's common stock to the Company for cancellation.

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

Note 2 –Significant and Critical Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(iii)
Estimates and assumptions used in valuation of conversion features: Management estimates expected term of conversion, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value conversion features.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiary and/or entity is as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Nevada Tungsten Holdings Ltd.	The State of Nevada	October 30, 2012 (April 8, 2013)	100%

These consolidated financial statements include all accounts of the Company as of January 31, 2014 and for the period from April 8, 2013 (date of acquisition) through January 31, 2014; and Nevada Tungsten Holdings Ltd. as of January 31, 2014 and 2013, for the period ended January 31, 2014, for the period from October 30, 2012 (inception) through January 31, 2013; and for the period from October 30, 2012 (inception) through January 31, 2014.

All inter-company balances and transactions have been eliminated.

Exploration Stage Company

The Company has established the existence of mineralized material, however it has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for mineralized material. As a result, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative warrant liability.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability and derivative liability on the conversion feature at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the derivative liabilities.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include mineral properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

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

The provision for depreciation, depletion and amortization (“DD&A”) of mineral properties will be calculated on a property-by-property basis using the unit-of-production method.  Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

Derivative Instruments

The Company evaluates its convertible debt to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 810-10-05-4 of the Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable and, (iv) collectability is reasonably assured.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum ("PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•
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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended January 31, 2014 or 2013.

Limitation on Utilization of NOLs due to Change in Control

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the NOL’s to annual limitations which could reduce or defer the NOL.  Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.”  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years.  The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants. The total amount of potentially outstanding dilutive common shares from the conversion of the convertible notes plus accrued interest converted would be 3,962,308 and 0 for the reporting period ended January 31, 2014 or 2013.

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

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated during the exploration stage at January 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence exploration and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Mineral Properties

Cherry Creek Claim

Effective January 31, 2013, Tungsten signed an Option Agreement with Viscount Nevada Holdings Ltd. (“Viscount”) to acquire an undivided 100% right, title and interest in and to all Tungsten located in certain mining claims (“Cherry Creek claim”) in the State of Nevada. The Option shall be in good standing and exercisable by Tungsten by paying the following amounts on or before: (i) $150,000 to Viscount on or before April 15, 2013; (ii) $100,000 to Viscount on or before February 15, 2014; (iii) $50,000 to Viscount on or before February 15, 2015; and (iv) paying all such property tax payments as may be required to maintain the mineral claims in good standing.

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

On February 11, 2014, the Company and Viscount signed an amendment to the Option Agreement keeping the Option in good standing if $100,000 is paid to Viscount and $250,000 of exploration expenditures is made on or before June 15, 2014.

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

Mineral properties consisted of the following:

	October 31, 2013	January 31, 2013

Cherry Creek Claim	$174,013	$21,291
Idaho Claim	750,000	-
Less impairment	(750,000)	-

Total	$174,013	$21,291

Subsequent to the purchase of the Idaho claim, management decided to impair the value of the acquired unpatented pacer mining claims by $750,000.  This impairment was a consequence of the assets being exploratory in nature and not being supported any ore reserves.  It is not possible to evaluate and establish the real value of the mineral properties until additional work is completed and that may take several years.  With that being stated, the Company’s position is that these acquired mineral assets, which consist of ownership of unpatented mining claims, cannot be truly assessed at this time.  The Company assumes that these assets have been impaired and the exchange price based on $0.25 per share is not supportable as the possible value of these assets in the future.  The Company impaired the stock value exchange of $750,000 as of year end.

Note 5 – Convertible Note Payable

On January 2, 2014 (the “Closing Date”), Tungsten Corp., a Nevada corporation (the “Company”), entered into a convertible note purchase agreement (the “Purchase Agreement”) with Hanover Holdings I, LLC, a New York limited liability company (“Hanover”).  The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Hanover shall purchase from the Company on the Closing Date a senior convertible note with an initial principal amount of $127,500 (the “Convertible Note”) for a purchase price of $85,000 (a 33.33% original issue discount).  Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Convertible Note to Hanover.

Derivative Analysis

Because the conversion feature included in the convertible note payable has full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”).

The Company estimated the fair value of the conversion feature on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

January 2, 2014

Expected life (year)	.67
Expected volatility (*)	190.12%
Expected annual rate of quarterly dividends	0.00%
Risk-free rate(s)	0.11%

(a) Fair Value of Conversion Features

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet at January 31, 2014:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features	$214,050	$-	$-	$214,050	$214,050

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended January 31, 2014:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, January 31, 2013	$-	$-
Purchases, issuances and settlements	268,563	268,563
Total (gains) or losses (realized/unrealized) included in consolidated statements of operations	(54,513)	(54,513)
Transfers in and/or out of Level 3	-	-

Balance, January 31, 2014	$214,050	$214,050

Note 6 – Related Party Transactions

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

Advances from stockholder consisted of the following:

	January 31, 2014	January 31, 2013

Advances from stockholders	$99,951	$23,000

Total	$99,951	$23,000

Note 7 – Stockholders’ Deficit

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

The Company has entered into lock up agreements with each of Messrs. Martin and Oliver in regards to the aggregate of 3,000,000 shares of the common stock that each hold (the “Lock Up Agreements”). Pursuant to the terms of the Lock Up Agreements, in regards to their respective 3,000,000 shares of common stock, 1,000,000 shares have been released concurrent with the closing of the Transaction, and 1,000,000 shares shall be released on each anniversary thereafter.

On April 19, 2013, the Company cancelled 6,000,000 shares, in the aggregate, of the Company's common stock that was held by two former shareholders.

On April 19, 2013, the Company entered into a purchase agreement (the "Agreement") with Monfort Ventures Ltd. ("Monfort"), pursuant to which the Company acquired title to certain unpatented pacer mining claims located in Custer County, Idaho (the "Property") upon issuance of 3,000,000 shares of its common stock to Monfort (the "Shares").

On May 13, 2013, the Company entered into a Restricted Stock Award Agreement (the  "Agreement")  with Joseph P. Galda,  pursuant to which Mr. Galda was granted 750,000 shares of restricted common stock of the Company (the "Restricted Shares") in consideration for services to be rendered to the Company by Mr. Galda as a director of the Company. The Restricted Shares will vest over a three (3) year period at the rate of 62,500 shares of common stock per quarter, with the first portion of the Restricted Shares vesting on June 30, 2013 and all the Restricted Shares vesting by March 31, 2016. Under the Agreement, all unvested Restricted Shares shall vest upon a "change in control," as defined in the Agreement.  According to the Agreement, the vesting of the Restricted Shares is subject to Mr. Galda's continuous service to the Company as a director.  In the event that the Board of Directors of the Company determines that Mr. Galda has committed certain acts of misconduct, Mr. Galda will not be entitled to the Restricted Shares. Mr. Galda also made certain representations to the Company in connection with the  restricted  stock award, including  representations  relating to this ability to bear economic risk, the  sufficiency  of  information  received,  his level of sophistication  in financial and business matters, and his purpose for acquiring the Restricted Shares.  These shares were valued at $0.81 per share, the close price on the date of grant, or $607,500 and were amortized over the vesting period, or $50,625 per quarter which was included in Officer/Directors’ compensation. For the fiscal year ended January 31, 2014 the Company recognized $151,875 in equity based compensation under this Agreement.

On January 17, 2014 the Company entered into an Agreement with Carmel Advisors LLC to provide public relations, communications, advisory and consulting services for a period of twelve (12) months, and be compensated for those services rendered by the issuance of 2,000,000 restricted 144 shares of the Company’s common stock, and that when issued in accordance with the Agreement, such shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of non-performance by Carmel Advisor or terminated by the Company. As of January 31, 2014 the 2,000,000 shares were issued in satisfaction of the terms of the Agreement. These shares were valued at $0.09 per share, the close price on the date of grant, or $180,000, and will be amortized over the twelve (12) month period, or $15,000 per month which will be included in general and administration: advertising and promotion expenses. For the fiscal year ended January 31, 2014 the Company recognized $7,500 in Advertising and Promotion expenses under this Agreement.

On January 31, 2014 the Restricted Stock Award Agreement with Joseph P. Galda was amended and restated with the effect that the first vesting of the Restricted Shares in the amount of 250,000 shares will take place on April 30, 2014. All other provisions of the Agreement remain unchanged and in force.

On January 31, 2013, the Company entered into a Restricted Stock Award Agreement (the  "Agreement")  with David Bikerman,  pursuant to which Mr. Bikerman was granted 750,000 shares of restricted common stock of the Company (the "Restricted Shares") in consideration for services to be rendered to the Company by Mr. Bikerman as a director of the Company. The Restricted Shares will vest over a three (3) year period at the rate of 62,500 shares of common stock per quarter, with the first 187,500 of the Restricted Shares vesting on April 30, 2014 and all the Restricted Shares vesting by June 30, 2016. Under the Agreement, all unvested Restricted Shares shall vest upon a "change in control," as defined in the Agreement.  According to the Agreement, the vesting of the Restricted Shares is subject to Mr. Bikerman's continuous service to the Company as a director.  In the event that the Board of Directors of the Company determines that Mr. Bikerman has committed certain acts of misconduct, Mr. Bikerman will not be entitled to the Restricted

Shares. Mr. Bikerman also made certain representations to the Company in connection with the  restricted  stock award, including  representations  relating to this ability to bear economic risk, the  sufficiency  of  information  received,  his level of sophistication  in financial and business matters, and his purpose for acquiring the Restricted Shares.  These shares were valued at $0.075 per share, the close price on the date of grant, or $56,250 and will be amortized over the vesting period, or $4,687.50 per quarter which will be included in officer/directors’ compensation. For the fiscal year ended January 31, 2014 the Company recognized $Nil in equity based compensation under this Agreement.

On January 31, 2014 the Company entered into a letter agreement (the “Letter Agreement”) with Crescendo Communications, LLC (“Crescendo”) whereby Crescendo has agreed to accept shares of common stock of the Company as partial payment of fees owed, and that when issued pursuant to the Letter Agreement, such shares shall be fully paid and non-assessable by the Company. For the fiscal year ended January 31, 2014, in satisfaction of the payment of $3,500 for fees owed, 42,799 restricted 144 shares were issued.

Note 8 – Income Tax Provision

Deferred Tax Assets

At January 31, 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $602,092, net of impairment loss, derivative expense and change in the fair value of derivative liabilities that may be offset against future taxable income through 2034. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $204,711 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $172,380 and $6,961 for the reporting period ended January 31, 2014 and 2013, respectively.

Components of deferred tax assets are as follows:

	January 31, 2014	January 31, 2013
Net deferred tax assets – non-current:
Expected income tax benefit from NOL carry-forwards	204,711	32,331
Less valuation allowance	(204,711)	(32,331)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Reporting Period Ended January 31, 2014	For the Reporting Period Ended January 31, 2013

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 9 – Commitments and Contingencies

Employment Agreements

On July 9, 2013, Tungsten Corp. (the "Company") entered into employment agreements with Guy Martin and Douglas Oliver (the "Employment Agreements"), effective as of July 1, 2013, which replaced previously existing Consulting Agreements between Messrs. Martin and Oliver and the Company, effective on April 8, 2013 (the “Consulting Agreements").

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

Note 10 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were reportable subsequent events to be disclosed as follows:

Amendment #2 to the Option Agreement between Viscount Nevada Holdings Ltd. and Nevada Tungsten Holdings Ltd.

On February 11, 2014 the parties agreed that notwithstanding that the payment contemplated in section 4 (b) (ii) of the Option Agreement, “US$100,000 to the Optionor on or before February 15, 2014,” (the “Payment”), will not be made on or before February 15, 2014, and that the annual work commitment contemplated in section4 (c) (i) of the Option Agreement, “exploration expenditures on the Property of US$250,000 on or before the first anniversary of the execution of this Agreement,” (the “Work”), will not be expended by the first anniversary, that the Option Agreement remains unchanged and in good standing with full force and effect, with the understanding that the Payment will be made, and the Work will be expended, on or before June 15, 2014. For this consideration and upon the execution of this Amendment #2, the Optionee will issue to the Optionor 250,000 shares of common stock in Tungsten Corp.

Issuance of Common Stock

On February 18, 2014 we closed a common stock purchase agreement for a $3 million Equity Enhancement Program (“EEP”) with a Magna Group affiliate fund, Hanover Holdings I, LLC (the "Investor"). The EEP allows, but does not obligate the Company to issue and sell up to $3,000,000 worth of the Company’s common stock to the Investor from time to time, over the 24-month term of the purchase agreement.

We paid to the Investor a commitment fee for entering into the Purchase Agreement equal to $150,000 in the form of 2,065,177 restricted shares of our common stock, issued on February 20, 2014, calculated using a per share price of $0.072633, representing the arithmetic average of the three lowest VWAPs during the 10-trading day period immediately preceding the Closing Date.

In connection with the execution of the purchase agreement, the parties also entered into a registration rights agreement, whereby, we agreed to file an initial registration statement with the U.S. Securities & Exchange Commission (“SEC”) to register an agreed upon number of shares of common stock, which shall not exceed 1/3 of the number of shares of our common stock held by non-affiliates of the Company, on or prior to March 28, 2014 (the “Filing Deadline”) and have it declared effective at the earlier of (A) the 90th calendar day after the earlier of (1) the Filing Deadline and (2) the date on which the initial registration statement is filed with the SEC and (B) the fifth business day after the date the Company is notified by the SEC that such Registration Statement will not be reviewed or will not be subject to further review.

On March 6, 2014, in satisfaction of the payment of $1,750 for fees owed, 23,302 restricted 144 shares were issued to Crescendo Communications, LLC pursuant to the Letter Agreement (Note 7).