Form 10-Q
period 2014-04-30
Tungsten Corp.
filed 2014-06-20
CIK 1475065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended April 30, 2014

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 18, 2014 there were 73,939,612 shares of the issuer's $0.0001 par value common stock issued and outstanding.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          26

Item 4.  Controls and Procedures                                             27

                                  PART II

                             OTHER INFORMATION

Item 1.  Legal Proceedings                                                   28

Item 1A. Risk Factors                                                        28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         28

Item 3.  Defaults Upon Senior Securities                                     28

Item 4.  Mine Safety Disclosures                                             28

Item 5.  Other Information                                                   28

Item 6.  Exhibits                                                            28

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 TUNGSTEN CORP.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           April 30, 2014        January 31, 2014
                                                                           --------------        ----------------
                                                                            (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                                      $      2,739           $     27,007
  Prepaid expenses                                                                    --                  8,311
                                                                            ------------           ------------

      Total Current Assets                                                         2,739                 35,318
                                                                            ------------           ------------
OTHER ASSETS
  Mineral properties                                                             174,013                174,013
                                                                            ------------           ------------
      Total Other Assets                                                         174,013                174,013
                                                                            ------------           ------------

      Total Assets                                                          $    176,752           $    209,331
                                                                            ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                     $     55,122           $     17,141
  Convertible notes, net of discounts of $63,750 and $111,562                     63,750                 15,938
  Derivative liability                                                           137,770                214,050
  Advances from stockholders                                                      99,951                 99,951
                                                                            ------------           ------------
      Total Current Liabilities                                                  356,593                347,080
                                                                            ------------           ------------
STOCKHOLDERS' DEFICIT:
  Preferred stock par value $0.0001: 25,000,000 shares authorized;
   none issued or outstanding                                                         --                     --
  Common stock par value $0.0001: 300,000,000 shares authorized;
   73,939,612 and 71,542,799 shares issued and outstanding, respectively           7,394                  7,154
  Additional paid-in capital                                                   1,642,353              1,359,630
  Deficit accumulated during the exploration stage                            (1,829,588)            (1,504,533)
                                                                            ------------           ------------
      Total Stockholders' Deficit                                               (179,841)              (137,749)
                                                                            ------------           ------------

      Total Liabilities and Stockholders' Deficit                           $    176,752           $    209,331
                                                                            ============           ============

    The accompanying notes are an integral part of the financial statements.

                                 TUNGSTEN CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the Three Months      For the Three Months
                                                             Ended                     Ended
                                                         April 30, 2014            April 30, 2013
                                                         --------------            --------------
                                                          (Unaudited)               (Unaudited)
Revenue earned during the exploration stage               $         --              $         --

Cost of exploration
  Exploration costs                                                 --                        --
                                                          ------------              ------------
      Total cost of exploration                                     --                        --
                                                          ------------              ------------

Gross margin                                                        --                        --

Operating expenses
  Director's fees                                               64,688                        --
  Officers' compensation                                        18,000                    18,067
  Professional fees                                             40,974                    36,212
  General and administrative expenses                           58,052                    35,604
                                                          ------------              ------------
      Total operating expenses                                 181,714                    89,883
                                                          ------------              ------------

Loss from operations                                          (181,714)                  (89,883)

Other (income) expense
  Change in fair value of derivative liabilities               (76,280)                       --
  Cost of financing                                            150,000                        --
  Cost of extension                                             18,025                        --
  Interest expense                                              51,596                        --
                                                          ------------              ------------
      Other (income) expense, net                              143,341                        --
                                                          ------------              ------------

Loss before income tax provision                              (325,055)                  (89,883)

Income tax provision                                                --                        --
                                                          ------------              ------------

Net loss                                                  $   (325,055)             $    (89,883)
                                                          ============              ============
Net loss per common share
  - basic and diluted                                     $      (0.00)             $      (0.00)
                                                          ============              ============
Weighted average common shares outstanding
  - basic and diluted                                       73,435,300                66,663,000
                                                          ============              ============

    The accompanying notes are an integral part of the financial statements.

                                 TUNGSTEN CORP.
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                          For the Three Months     For the Three Months
                                                                 Ended                    Ended
                                                             April 30, 2014           April 30, 2013
                                                             --------------           --------------
                                                               (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (325,055)              $  (89,883)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities
     Amortization of debt and original issue discount              47,812                       --
     Stock based compensation                                     264,938                       --
     Change in fair value of derivative liabilities               (76,280)                      --
     Cost of extension                                             18,025                       --
  Changes in operating assets and liabilities:
     Prepaid expenses                                               8,311                       --
     Accounts payable and accrued expenses                         37,981                    5,831
                                                               ----------               ----------
NET CASH USED IN OPERATING ACTIVITIES                             (24,268)                 (84,052)
                                                               ----------               ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used in acquisition                                             --                  (46,092)
  Acquisition of mineral property claims                               --                 (150,000)
                                                               ----------               ----------
NET CASH USED IN INVESTING ACTIVITIES                                  --                 (196,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Amounts received from (repayments to) stockholders                   --                   76,951
  Proceeds from sale of common stock                                   --                  250,000
                                                               ----------               ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              --                  326,951
                                                               ----------               ----------

NET CHANGE IN CASH                                                (24,268)                  46,807

Cash at beginning of reporting period                              27,007                    7,163
                                                               ----------               ----------

Cash at end of reporting period                                $    2,739               $   53,970
                                                               ==========               ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Interest paid                                                $       --               $       --
                                                               ==========               ==========

  Income tax paid                                              $       --               $       --
                                                               ==========               ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for mineral property claims              $       --               $  750,000
                                                               ==========               ==========

    The accompanying notes are an integral part of the financial statements.

                                 TUNGSTEN CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2014

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the financial statements of Tungsten Corp. for the period from October 30, 2012 (inception) through January 31, 2014 and notes thereto contained in the Company's Current Report on Form 10-K filed with the SEC on March 31, 2014.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company's critical accounting estimates and assumptions affecting the financial statements were:

     (i) ASSUMPTION AS A GOING CONCERN: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;
     (ii) VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS: Management assumes that the realization of the Company's net deferred tax assets resulting from its net operating loss ("NOL") carry-forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and
          (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.
     (iii)ESTIMATES  AND  ASSUMPTIONS  USED IN VALUATION OF EQUITY  INSTRUMENTS:
          Management estimates expected term of share options and similar instruments, expected volatility of the Company's common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

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

The Company's consolidated subsidiary and/or entity is as follows:

                                                                   Date of incorporation
                                                                       or formation
Name of consolidated            State or other jurisdiction of     (date of acquisition,
subsidiary or entity            incorporation or organization          if applicable)        Attributable interest
--------------------            -----------------------------          --------------        ---------------------
Nevada Tungsten Holdings Ltd.       The State of Nevada               October 30, 2012               100%
                                                                       (April 8, 2013)

These consolidated financial statements include all accounts of the Company as of April 30, 2014 and for the period from April 8, 2013 (date of acquisition) through April 30, 2014; and Nevada Tungsten Holdings Ltd. as of April 30, 2014 and 2013, for the period ended April 30, 2014, and for the period from October 30, 2012 (inception) through April 30, 2014.

All inter-company balances and transactions have been eliminated.

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

LEVEL 3 FINANCIAL LIABILITIES - DERIVATIVE CONVERSION FEATURES

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

MINERAL PROPERTIES

The Company follows Section 930 of the FASB Accounting Standards Codification for its mineral properties. Mineral properties and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves. In accordance with the Disclosure requirements of
Section 350-30-50-2, the Company capitalizes costs incurred to renew or extend the term or requirements that need to be met for retention of the mineral properties. If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production. Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value. General exploration costs and costs to maintain rights and leases, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for derivative instruments and hedging activities in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification ("Paragraph 810-10-05-4"). Paragraph 810-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends upon: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

DERIVATIVE LIABILITY

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations and comprehensive income (loss) as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

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

The  Company  adopted  Section  815-40-15  of  the  FASB  Accounting   Standards
Codification ("Section 815-40-15") to determine whether an instrument (or an embedded feature) is indexed to the Company's own stock. Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. The adoption of Section 815-40-15 has affected the accounting for
(i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency.

The Company marks to market the fair value of the embedded derivative warrants at each balance sheet date and records the change in the fair value of the embedded derivative warrants as other income or expense in the consolidated statements of operations and comprehensive income (loss).

The Company utilizes the Lattice model that values the liability of the derivative warrants based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm. The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models. In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives). The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features. Based on these features, there are two primary events that can occur; the Holder exercises the Warrants or the Warrants are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.). Projections were then made on the underlying factors which led to potential scenarios. Probabilities were assigned to each scenario based on management projections. This led to a cash flow projection and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrants.

BENEFICIAL CONVERSION FEATURE

When the Company issues an debt or equity security that is convertible into common stock at a discount from the fair value of the common stock at the date the debt or equity security counterparty is legally committed to purchase such a security (Commitment Date), a beneficial conversion charge is measured and recorded on the Commitment Date for the difference between the fair value of the Company's common stock and the effective conversion price of the debt or equity security. If the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the debt or equity security, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the debt or equity security.

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

UNCERTAIN TAX POSITIONS

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of
Section 740-10-25 for the reporting period ended April 30, 2014 or 2013.

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

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income
(loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants. The total amount of potentially outstanding dilutive common shares from the conversion of the convertible notes plus accrued interest converted would be 3,962,308 and 0 for the reporting period ended April 30, 2014 and 2013, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and "represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results." The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although "major" is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic
915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity's governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated during the exploration stage at April 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to commence exploration and generate sufficient revenue; however, the Company's cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

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

On February 11, 2014, the Company and Viscount signed an amendment to the Option Agreement keeping the Option in good standing if $100,000 is paid to Viscount and $250,000 of exploration expenditures is made on or before June 15, 2014. Viscount was compensated for agreeing to this amendment with the issuance of 250,000 restricted shares of common stock, valued at $18,025, the fair market value of the common stock on the date of issuance, which was recorded as other (income) expense - cost of extension.

On June 12, 2014, the Company and Viscount signed an amendment to the Cherry Creek property Option Agreement keeping the Option in good standing if $100,000 is paid to Viscount and $250,000 of exploration expenditures is made on or before September 15, 2014.

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

Subsequent to the purchase of the Idaho claim, management decided to impair the value of the acquired unpatented pacer mining claims by $750,000. This impairment was a consequence of the assets being exploratory in nature and not being supported any ore reserves. It is not possible to evaluate and establish the real value of the mineral properties until additional work is completed and that may take several years. With that being stated, the Company's position is that these acquired mineral assets, which consist of ownership of unpatented mining claims, cannot be truly assessed at this time. The Company assumes that these assets have been impaired and the exchange price based on $0.25 per share is not supportable as the possible value of these assets in the future. The Company impaired the stock value exchange of $750,000 as of year ended January 31, 2014.

SUMMARY OF MINERAL PROPERTIES

Mineral properties consisted of the following:

                                      April 30, 2014          January 31, 2014
                                      --------------          ----------------
Cherry Creek Claim                      $  174,013               $  174,013
Idaho Claim                                750,000                  750,000
Less impairment                           (750,000)                (750,000)
                                        ----------               ----------
Total                                   $  174,013               $  174,013
                                        ==========               ==========

NOTE 5 - CONVERTIBLE NOTE PAYABLE

On January 2, 2014 (the "Closing Date"), Tungsten Corp., a Nevada corporation (the "Company"), entered into a 12% note purchase agreement dated as of the Closing Date (the "Purchase Agreement") with Hanover Holdings I, LLC, a New York limited liability company ("Hanover"), maturing on September 2, 2014. Hanover has the option to convert the outstanding notes and interest due into the Company's common shares at $0.0325 per share at any time prior to September 2, 2014. The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Hanover shall purchase from the Company on the Closing Date a senior convertible note with an initial principal amount of $127,500 (the "Convertible Note") for a purchase price of $85,000 (a 33.33% original issue discount). Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Convertible Note to Hanover.

DERIVATIVE ANALYSIS

Because the conversion feature included in the convertible note payable has full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification ("Section 815-40-15").

The Company  estimated the fair value of the  conversion  feature on the date of
grant  using  the   Black-Scholes   Option  Pricing  Model  with  the  following
weighted-average assumptions:

                                                                 January 2, 2014
                                                                 ---------------
Expected life (year)                                                    .67
Expected volatility (*)                                              190.12%
Expected annual rate of quarterly dividends                            0.00%
Risk-free rate(s)                                                      0.11%

(A) FAIR VALUE OF CONVERSION FEATURES

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet at April 30, 2014:

                                                       Fair Value Measurement Using
                                    Carrying Value      Level 1       Level 2       Level 3         Total
                                    --------------      -------       -------       -------         -----
Derivative conversion features         $137,770         $   --        $   --        $137,770       $137,770

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet at January 31, 2014:

                                                       Fair Value Measurement Using
                                    Carrying Value      Level 1       Level 2       Level 3         Total
                                    --------------      -------       -------       -------         -----
Derivative conversion features         $214,050         $   --        $   --        $214,050       $214,050

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended April 30, 2014:

                                                          Fair Value Measurement Using Level 3 Inputs
                                                                Derivative
                                                                Liabilities            Total
                                                                -----------          ----------
Balance, January 31, 2014                                       $  214,050           $  214,050
Purchases, issuances and settlements                                    --                   --
Total (gains) or losses (realized/unrealized) included
 in consolidated statements of operations                          (76,280)             (76,280)
Transfers in and/or out of Level 3                                      --                   --
                                                                ----------           ----------
Balance, April 30, 2014                                         $  137,770           $  137,770
                                                                ==========           ==========

NOTE 6 - RELATED PARTY TRANSACTIONS

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

Advances from stockholder consisted of the following:

                                         April 30, 2014        January 31, 2014
                                         --------------        ----------------
Advances from stockholders                  $ 99,951              $ 99,951
                                            --------              --------
Total                                       $ 99,951              $ 99,951
                                            ========              ========

NOTE 7 - STOCKHOLDERS' DEFICIT

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

SHARES ISSUED FOR CASH

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

On February 18, 2014 (the "Closing Date"), Tungsten Corp., a Nevada corporation (the "Company"), entered into a common stock purchase agreement dated as of the Closing Date (the "Purchase Agreement") with Hanover Holdings I, LLC, a New York limited liability company (the "Investor"). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Investor is committed to purchase up to $3,000,000 (the "Total Commitment") worth of the Company's common stock, $0.0001 par value (the "Shares"), over the 24-month term of the Purchase Agreement. In accordance with the Purchase Agreement, the Company issued 2,065,177 shares of its restricted common stock valued at $150,000, the fair value of the common stock on the date of issuance, which was recorded as cost for financing.

On April 7, 2014, the Company entered into Amendment No.1 (the "Amendment) to the Registration Rights Agreement (the "Rights Agreement"), dated February 18, 2014, between the Company and Hanover Holdings I, LLC, a New York limited liability company. Pursuant to the terms of the Amendment, the Company is required to file a registration statement with the Securities and Exchange Commission covering the resale of 21,388,254 shares of common stock, including 2,065,177 shares as initial commitment shares, 3,750,000 shares as additional commitment shares, and 9,600,000 shares to cover the total commitment under the Rights Agreement.

SHARES ISSUED FOR OBTAINING EMPLOYEE SERVICES

On May 13, 2013, the Company entered into a Restricted Stock Award Agreement (the "Agreement") with Joseph P. Galda, pursuant to which Mr. Galda was granted 750,000 shares of restricted common stock of the Company (the "Restricted Shares") in consideration for services to be rendered to the Company by Mr. Galda as a director of the Company. The Restricted Shares will vest over a three
(3) year period at the rate of 62,500 shares of common stock per quarter, with the first portion of the Restricted Shares vesting on June 30, 2013 and all the Restricted Shares vesting by March 31, 2016. Under the Agreement, all unvested Restricted Shares shall vest upon a "change in control," as defined in the Agreement. According to the Agreement, the vesting of the Restricted Shares is subject to Mr. Galda's continuous service to the Company as a director. In the event that the Board of Directors of the Company determines that Mr. Galda has committed certain acts of misconduct, Mr. Galda will not be entitled to the Restricted Shares. Mr. Galda also made certain representations to the Company in connection with the restricted stock award, including representations relating to this ability to bear economic risk, the sufficiency of information received, his level of sophistication in financial and business matters, and his purpose for acquiring the Restricted Shares. These shares were valued at $0.81 per share, the close price on the date of grant, or $607,500 and were amortized over the vesting period, or $50,625 per quarter which was included in Officer/Directors' compensation. For the three months ended April 30, 2014 the Company recognized $50,625 in equity based compensation under this Agreement.

On January 17, 2014 the Company entered into an Agreement with Carmel Advisors LLC to provide public relations, communications, advisory and consulting services for a period of twelve (12) months, and be compensated for those services rendered by the issuance of 2,000,000 restricted 144 shares of the Company's common stock, and that when issued in accordance with the Agreement, such shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of non-performance by Carmel Advisor or terminated by the Company. As of April 30, 2014 the 2,000,000 shares were issued in satisfaction of the terms of the Agreement. These shares were valued at $0.09 per share, the close price on the date of grant, or $180,000, and will be amortized over the twelve (12) month period, or $15,000 per month which will be included in general and administration: advertising and promotion expenses. For the three months ended April 30, 2014 the Company recognized $45,000 in Advertising and Promotion expenses under this Agreement.

On January 31, 2014 the Restricted Stock Award Agreement with Joseph P. Galda was amended and restated with the effect that the first vesting of the Restricted Shares in the amount of 250,000 shares will take place on April 30, 2014. All other provisions of the Agreement remain unchanged and in force.

On January 31, 2013, the Company entered into a Restricted Stock Award Agreement (the "Agreement") with David Bikerman, pursuant to which Mr. Bikerman was granted 750,000 shares of restricted common stock of the Company (the "Restricted Shares") in consideration for services to be rendered to the Company by Mr. Bikerman as a director of the Company. The Restricted Shares will vest over a three (3) year period at the rate of 62,500 shares of common stock per quarter, with the first 187,500 of the Restricted Shares vesting on April 30, 2014 and all the Restricted Shares vesting by June 30, 2016. Under the Agreement, all unvested Restricted Shares shall vest upon a "change in control," as defined in the Agreement. According to the Agreement, the vesting of the Restricted Shares is subject to Mr. Bikerman's continuous service to the Company as a director. In the event that the Board of Directors of the Company determines that Mr. Bikerman has committed certain acts of misconduct, Mr. Bikerman will not be entitled to the Restricted Shares. Mr. Bikerman also made certain representations to the Company in connection with the restricted stock award, including representations relating to this ability to bear economic risk, the sufficiency of information received, his level of sophistication in financial and business matters, and his purpose for acquiring the Restricted Shares. These shares were valued at $0.075 per share, the close price on the date of grant, or $56,250 and will be amortized over the vesting period, or $4,687.50 per quarter which will be included in officer/directors' compensation. For the three months ended April 30, 2014 the Company recognized $4,687.50 in equity based compensation under this Agreement.

EQUITY INSTRUMENTS ISSUED TO PARTIES OTHER THAN EMPLOYEES FOR ACQUIRING GOODS OR SERVICES

On January 31, 2014 the Company entered into a letter agreement (the "Letter Agreement") with Crescendo Communications, LLC ("Crescendo") whereby Crescendo has agreed to accept shares of common stock of the Company as partial payment of fees owed, and that when issued pursuant to the Letter Agreement, such shares shall be fully paid and non-assessable by the Company. For the three months ended April 30, 2014, in satisfaction of the payment of $5,250 for fees owed, 81,636 restricted shares were issued whose total fair value equaled the amount owed.

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

Nevada Tungsten Holdings Ltd. was incorporated in the state of Nevada on October 30, 2012, with the goal of investigating for promising tungsten opportunities in the United States. Nevada Tungsten Holdings Ltd. holds an option to acquire all tungsten rights in regards to 32 patented and unpatented mining claims situated in White Pine Country, Nevada (the "Cherry Creek Property") pursuant to an option agreement by and between Viscount Nevada Holdings Ltd. ("Viscount") and Nevada Tungsten Holdings Ltd. (the "Option Agreement").

Nevada Tungsten Holdings Ltd. also acquired from Monfort Ventures Ltd. title to certain unpatented pacer mining claims located in Custer County, Idaho (the "Idaho Property") in consideration for the issuance of 3,000,000 shares of our common stock.

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements for the period ended April 30, 2014, together with notes thereto, which are included in this report. Our subsidiary's results are being shown in the financial statements in accordance with the rules for a reverse acquisition.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 30, 2014 COMPARED TO 2013

REVENUES. We had no revenues for the three months ended April 30, 2014 or in 2013.

OPERATING EXPENSES. For the three months ended April 30, 2014, our total operating expenses were $181,714 (2013 - $89,883). For the three months ended April 30, 2014, our total operating expenses consisted of legal and professional fees of $40,974 (2013 - $36,212), officer/director compensation of $82,688
(including a $64,688 non-cash charge for deferred compensation due to the vesting of stock issued for director services) (2013 - $18,067), and general and administrative expenses of $58,052 (including a $45,000 non-cash charge for amortization of a pre-paid contract for public relations services and a $5,250 non-cash charge for investor relations services, both using stock issued as compensation ) (2013 - $35,604). We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

OTHER EXPENSES. For the three months ended April 30, 2014, our total other expenses were $143,341 (2013 - $Nil) and consisted of cost of financing of $150,000, interest expense of $51,596, cost of extension of $18,025, and a gain in the fair value of derivative liabilities of $76,280.

NET LOSS. For the three months ended April 30, 2014, our net loss was $325,055 (2013 - $89,833). The increase in our net loss was primarily due to non-cash charges for deferred director compensation and financing costs during the three months ended April 30, 2014. We expect to continue to incur net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2014, we had cash of $2,739, and unproven mineral properties of $174,013, making our total assets $176,752. Our unproven mineral properties of $174,013 as of April 30, 2014 consist of our rights to the Cherry Creek Property in Nevada.

Our total current liabilities were $356,593 as of April 30, 2014, which was represented by accounts payable and accrued expenses of $55,122, convertible notes net of discounts of $63,750, derivative liability of $137,770, and advances from stockholders of $99,951.

Other than those liabilities discussed above, we had no other liabilities and no other long term commitments or contingencies as of April 30, 2014.

We received $Nil from financing activities.

In order to provide financing for our planned exploration activities, we entered into the note purchase agreement (the "Note Purchase Agreement") with Hanover Holdings I, LLC, a New York limited liability company ("Hanover") on January 2, 2014. The Note Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Note Purchase Agreement, Hanover will purchase from us the convertible note with an initial principal amount of $127,500 (the "Convertible Note") for a purchase price of $85,000, representing an approximately 33.33% original issue discount. We issued the Convertible Note to Hanover on January 2, 2014.

On February 11, 2014, we signed an amendment to the Option Agreement with Viscount keeping the Option in good standing if $100,000 is paid to Viscount and $250,000 of exploration expenditures is made on or before June 15, 2014.
Viscount was compensated for agreeing to this amendment with the issuance of 250,000 restricted shares of common stock, valued at $18,025, the fair market value of the common stock on the date of issuance, which was recorded as other (income) expense - cost of extension.

On June 12, 2014, we signed an amendment to the Cherry Creek property Option Agreement with Viscount keeping the Option in good standing if $100,000 is paid to Viscount and $250,000 of exploration expenditures is made on or before September 15, 2014.

On February 18, 2014, we entered into a common stock purchase agreement (the "Purchase Agreement") with Hanover. The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Hanover is committed to purchase up to $3,000,000 worth of our common stock over the 24-month term of the Purchase Agreement.

On April 7, 2014, we entered into Amendment No.1 (the "Amendment) to the Registration Rights Agreement (the "Rights Agreement"), dated February 18, 2014, with Hanover. Pursuant to the terms of the Amendment, we are required to file a registration statement with the Securities and Exchange Commission covering the resale of 21,388,254 shares of common stock, including 2,065,177 shares as initial commitment shares, 3,750,000 shares as additional commitment shares, and 9,600,000 shares to cover the total commitment under the Rights Agreement.

On April 10, 2014, we filed a registration statement on Form S-1 with the Securities and Exchange Commission to register 21,338,254 shares of common stock
(i) issuable upon conversion of the Convertible Note, (ii) issuable pursuant to the Purchase Agreement, and (iii) currently held by our current directors and officers, and such registration statement on Form S-1 was declared effective by the Securities and Exchange Commission on June 13, 2014.

During 2014, we expect that the following will continue to impact our liquidity:
(i) legal and accounting costs of being a public company; (ii) anticipated increases in overhead and the use of independent contractors for services to be provided to us; and (iii) exploration costs to support the development of our mineral property assets.

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our properties. In order to improve our liquidity, we intend to pursue additional equity financing from private investors and a registered public offering which we filed with the Securities Exchange Commission on April 10, 2014 and which was declared effective on June 13, 2014. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended April 30, 2014.

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

As a smaller reporting company, we are not required to provide Part I, Item 3 disclosure.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of April 30, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no other changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 11, 2014, we amended the Option Agreement to defer the payment and expenditure obligations required under the Option Agreement to June 15, 2014. In consideration of this deferment, we issued 250,000 shares of our common stock to Viscount. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

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

ITEM 6. EXHIBITS

3.1(a)     Articles  of   Incorporation   (incorporated   by  reference  to  our
           Registration Statement on Form S-1 filed on October 29, 2009).

3.1(b)     Certificate   of   Amendment   to  the   Articles  of   Incorporation
           (incorporated by reference to our Current Report on Form 8-K filed on May 15, 2012).

3.2 Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on October 29, 2009).

10.1 Common Stock Purchase Agreement, dated as of February 18, 2014, by and between Hanover Holdings I, LLC and the Company (incorporated by reference from our Current Report on Form 8-K filed on February 21,
           2014).

10.2 Registration Rights Agreement, dated as of February 18, 2014, by and between Hanover Holdings I, LLC and the Company (incorporated by reference from our Current Report on Form 8-K filed on February 21,
           2014).

10.3 Amendment No. 1 to Registration Rights Agreement, dated April 7, 2014 by and between Hanover Holdings I, LLC and the Company (incorporated by reference from our Current Report on Form 8-K filed on April 7,
           2014).

31* Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32* Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*       Interactive Data File


----------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TUNGSTEN CORP.,
                            a Nevada corporation


Date: June 20, 2014         By: /s/ Guy Martin
                                ------------------------------------------------
                                Guy Martin
                                President, Chief Executive Officer and Treasurer (Principal Executive Officer,
                                Principal Financial Officer, and
                                Principal Accounting Officer)