Form 10-Q
period 2014-07-31
Tungsten Corp.
filed 2014-09-16
CIK 1475065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 31, 2014

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of September 8, 2014 there were 76,946,391 shares of the issuer's $0.0001 par value common stock issued and outstanding.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           26

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          30

Item 4.  Controls and Procedures                                             31

                                  PART II

                             OTHER INFORMATION

Item 1.  Legal Proceedings                                                   32

Item 1A. Risk Factors                                                        32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         32

Item 3.  Defaults Upon Senior Securities                                     32

Item 4.  Mine Safety Disclosures                                             32

Item 5.  Other Information                                                   32

Item 6.  Exhibits                                                            32

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 TUNGSTEN CORP.
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS

                                                                              July 31, 2014         January 31, 2014
                                                                              -------------         ----------------
                                                                               (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                                         $      1,897           $     27,007
  Prepaid expenses                                                                       --                  8,311
                                                                               ------------           ------------
      Total Current Assets                                                            1,897                 35,318
                                                                               ------------           ------------
OTHER ASSETS
  Mineral properties                                                                  5,000                174,013
                                                                               ------------           ------------
      Total Other Assets                                                              5,000                174,013
                                                                               ------------           ------------

      Total Assets                                                             $      6,897           $    209,331
                                                                               ============           ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                        $    122,402           $     17,141
  Convertible notes, net of discounts of $15,936 and $111,562                       111,564                 15,938
  Derivative liability                                                                  498                214,050
  Advances from stockholders                                                         99,951                 99,951
                                                                               ------------           ------------
      Total Current Liabilities                                                     334,415                347,080
                                                                               ------------           ------------
STOCKHOLDERS' DEFICIT:
  Preferred stock par value $0.0001: 25,000,000 shares authorized;
   none issued or outstanding                                                            --                     --
  Common stock par value $0.0001: 300,000,000 shares authorized;
   75,171,243 and 71,542,799 shares issued and outstanding, respectively              7,517                  7,154
  Additional paid-in capital                                                      1,794,533              1,359,630
  Accumulated deficit                                                            (2,129,568)            (1,504,533)
                                                                               ------------           ------------
      Total Stockholders' Deficit                                                  (327,518)              (137,749)
                                                                               ------------           ------------

      Total Liabilities and Stockholders' Deficit                              $      6,897           $    209,331
                                                                               ============           ============


    The accompanying notes are an integral part of the financial statements.

                                 TUNGSTEN CORP.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the             For the             For the             For the
                                                    Three Months        Three Months         Six Months          Six Months
                                                       Ended               Ended               Ended               Ended
                                                   July 31, 2014       July 31, 2013       July 31, 2014       July 31, 2013
                                                   -------------       -------------       -------------       -------------
                                                     (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
Revenue                                             $         --        $         --        $         --        $         --

Cost of exploration
  Exploration costs                                           --              20,751                  --                  --
                                                    ------------        ------------        ------------        ------------
      Total cost of exploration                               --              20,751                  --              20,751
                                                    ------------        ------------        ------------        ------------
Gross margin                                                  --             (20,751)                 --             (20,751)

Operating expenses
  Director's fees                                         55,312              50,625             120,000              50,625
  Officers' compensation                                  36,000              27,000              54,000              45,067
  Professional fees                                       18,846              51,278              59,820              87,490
  General and administrative expenses                     59,744              40,762             117,796              76,366
  Loss on impairment                                     169,013                  --             169,013                  --
                                                    ------------        ------------        ------------        ------------
      Total operating expenses                           338,915             169,665             520,629             259,548
                                                    ------------        ------------        ------------        ------------

Loss from operations                                    (338,915)           (190,416)           (520,629)           (280,299)

Other (income) expense
  Change in fair value of derivative liabilities        (137,272)                 --            (213,552)                 --
  Cost of financing                                       46,741                  --             196,741                  --
  Cost of extension                                           --                  --              18,025                  --
  Interest expense                                        51,596                  --             103,192                  --
                                                    ------------        ------------        ------------        ------------

      Other (income) expense, net                        (38,935)                 --             104,406                  --
                                                    ------------        ------------        ------------        ------------

Loss before income tax provision                        (299,980)           (190,416)           (625,035)           (280,299)

Income tax provision                                          --                  --                  --                  --
                                                    ------------        ------------        ------------        ------------

Net loss                                            $   (299,980)       $   (190,416)       $   (625,035)       $   (280,299)
                                                    ============        ============        ============        ============
Earnings per common share
  - basic and diluted                               $      (0.00)       $      (0.00)       $      (0.01)       $      (0.01)
                                                    ============        ============        ============        ============
Weighted average common shares
 outstanding
  - basic and diluted                                 74,474,794          68,644,025          73,963,731          44,347,475
                                                    ============        ============        ============        ============

    The accompanying notes are an integral part of the financial statements.

                                 TUNGSTEN CORP.
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                 For the                For the
                                                                Six Months             Six Months
                                                                  Ended                  Ended
                                                              July 31, 2014          July 31, 2013
                                                              -------------          -------------
                                                               (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (625,035)            $ (280,299)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Amortization of debt and original issue discount              95,626                     --
     Loss on impairment                                           169,013                     --
     Stock based compensation                                     220,500                 50,625
     Change in fair value of derivative liabilities              (213,552)                    --
     Cost of financing                                            196,741
     Cost of extension                                             18,025                     --
  Changes in operating assets and liabilities:
     Prepaid expenses                                               8,311                     --
     Accounts payable and accrued expenses                        105,261                 (7,197)
                                                               ----------             ----------
NET CASH USED IN OPERATING ACTIVITIES                             (25,110)              (236,871)
                                                               ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used in acquisition                                             --                (46,092)
  Acquisition of mineral property claims                               --               (152,722)
                                                               ----------             ----------
NET CASH USED IN INVESTING ACTIVITIES                                  --               (198,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Amounts received from (repayments to) stockholders                   --                 76,951
  Proceeds from sale of common stock                                   --                500,000
                                                               ----------             ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              --                576,951
                                                               ----------             ----------

NET CHANGE IN CASH                                                (25,110)               141,266

Cash at beginning of reporting period                              27,007                  7,163
                                                               ----------             ----------

Cash at end of reporting period                                $    1,897             $  148,429
                                                               ==========             ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Interest paid                                                $       --             $       --
                                                               ==========             ==========

  Income tax paid                                              $       --             $       --
                                                               ==========             ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Stock subscription receiveble                                $       --             $       --
                                                               ==========             ==========

  Common stock issued for mineral property claims              $       --             $  750,000
                                                               ==========             ==========


    The accompanying notes are an integral part of the financial statements.

                                 TUNGSTEN CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2014

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

Certificate of Amendment to the Articles of Incorporation

On November 14, 2012,  the Board of Directors of Online  Tele-Solutions  and two
(2) stockholders holding an aggregate of 45,600,000 shares of common stock issued and outstanding as of November 6, 2012, approved and consented, in writing, to effectuate an amendment to the Company's Articles of Incorporation to change the name of Online Tele-Solutions, Inc. to "Tungsten Corp." the "Company").

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

Exploration Stage Company

The Company has established the existence of mineralized material; however, it has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the "SEC") under Industry Guide 7, through the completion of a "final" or "bankable" feasibility study for mineralized material. As a result, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

The Company is considered an exploration stage company. The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

The Company's consolidated subsidiary and/or entity is as follows:

                                                                   Date of incorporation
                                                                       or formation
Name of consolidated            State or other jurisdiction of     (date of acquisition,
subsidiary or entity            incorporation or organization          if applicable)        Attributable interest
--------------------            -----------------------------          --------------        ---------------------
Nevada Tungsten Holdings Ltd.       The State of Nevada               October 30, 2012               100%
                                                                       (April 8, 2013)

These consolidated financial statements include all accounts of the Company as of July 31, 2014 and for the period from April 8, 2013 (date of acquisition) through July 31, 2014; and Nevada Tungsten Holdings Ltd. as of July 31, 2014 and 2013, for the period ended July 31, 2014, and for the period from October 30, 2012 (inception) through July 31, 2014.

All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation--Stock Compensation of the FASB Accounting Standards Codification ("ASC Topic 718").

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service ("IRS") Revenue Ruling 87-41. A non-employee director does not satisfy this definition of employee. Nevertheless, non-employee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer's shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to non-employee directors for their services as directors. Awards granted to non-employee directors for other services shall be accounted for as awards to non-employees.

Pursuant to ASC Paragraphs 718-10-30-2 and 718-10-30-3 a share-based payment transaction with employees shall be measured based on the fair value of the equity instruments issued and an entity shall account for the compensation cost from share-based payment transactions with employees in accordance with the fair value-based method, i.e., the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or the fair value of the liabilities incurred/settled.

Pursuant to ASC Paragraphs 718-10-30-6 and 718-10-30-9 the measurement objective for equity instruments awarded to employees is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as expected volatility, at the grant date. As such, the fair value of an equity share option or similar instrument shall be estimated using a valuation technique such as an option pricing model. For this purpose, a similar instrument is one whose fair value differs from its intrinsic value, that is, an instrument that has time value.

If the Company's common shares are traded in one of the national exchanges the grant-date share price of the Company's common stock will be used to measure the fair value of the common shares issued, however, if the Company's common shares are thinly traded the use of share prices established in its most recent private placement memorandum ("PPM"), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

     a.   The exercise price of the option.

     b. The expected term of the option, taking into account both the contractual term of the option and the effects of employees' expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

     c.   The current price of the underlying share.

     d. The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

     e. The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

     f. The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option's contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17 a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

Pursuant to ASC Paragraphs 718-10-35-2 and 718-10-35-3 the compensation cost for an award of share-based employee compensation classified as equity shall be recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). An entity shall base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. That estimate shall be revised if subsequent information indicates that the actual number of instruments is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments for which the requisite service is expected to be or has been rendered shall be recognized in compensation cost in the period of the change. Previously recognized compensation cost shall not be reversed if an employee share option (or share unit) for which the requisite service has been rendered expires unexercised (or unconverted).

Under the requirement of ASC Paragraph 718-10-35-8 the Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification ("Sub-topic 505-50").

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

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company's common shares are traded in one of the national exchanges the grant-date share price of the Company's common stock will be used to measure the fair value of the common shares issued, however, if the Company's common shares are thinly traded the use of share prices established in the Company's most recent private placement memorandum ("PPM"), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

     a.   The exercise price of the option.

     b. The expected term of the option, taking into account both the contractual term of the option and the effects of employees' expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder's expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder's expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

     c.   The current price of the underlying share.

     d. The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

     e. The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

     f. The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option's contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant  to ASC  paragraph  505-50-S99-1,  if the  Company  receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of
Section 740-10-25 for the reporting period ended July 31, 2014 or 2013.

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

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260-10-55-23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The total amount of potentially outstanding dilutive common shares from the conversion of the convertible notes plus accrued interest converted would be 3,962,308 and 0 for the reporting period ended July 31, 2014 and 2013, respectively.

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

As reflected in the financial statements, the Company had an accumulated deficit at July 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - MINERAL PROPERTIES

Cherry Creek Claim

Effective January 31, 2013, Tungsten signed an Option Agreement with Viscount Nevada Holdings Ltd. ("Viscount") to acquire an undivided 100% right, title and interest in and to all Tungsten located in certain mining claims ("Cherry Creek claim") in the State of Nevada. The Option shall be in good standing and exercisable by Tungsten by paying the following amounts: (i) $150,000 to Viscount on or before April 15, 2013; (ii) $100,000 to Viscount on or before February 15, 2014; (iii) $50,000 to Viscount on or before February 15, 2015; and
(iv) paying all such property tax payments as may be required to maintain the mineral claims in good standing.

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

Transfer of Cherry Creek Claims and Termination of the Option Agreement

On August 19, 2014, the Company and Viscount signed an Option Termination and Mining Claim Transfer Agreement to transfer its claims on the Cherry Creek property to Viscount and terminate the Option Agreement dated January 13, 2013. The Company was released from all of its obligations under the Option Agreement and received $5,000 in total consideration for transferring the claims, with the Option Agreement having no further force and effect.

Management has decided to impair the value of the claim to its net realizable value of $5,000.

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

Subsequent to the purchase of the Idaho claim, management impaired the acquired unpatented pacer mining claims by $750,000. This impairment was a consequence of the assets being exploratory in nature and not being supported by any ore reserves. It is not possible to evaluate and establish the real value of the mineral properties until additional work is completed and that may take several years. With that being stated, the Company's position is that these acquired mineral assets, which consist of ownership of unpatented mining claims, cannot be truly assessed at this time. The Company assumes that these assets have been impaired and the exchange price based on $0.25 per share is not supportable as the possible value of these assets in the future. The Company impaired the stock value exchange of $750,000 as of year ended January 31, 2014.

Summary of Mineral Properties

Mineral properties consisted of the following:

                                         July 31, 2014          January 31, 2014
                                         -------------          ----------------
Cherry Creek Claim                         $  174,013             $  174,013
Idaho Claim                                   750,000                750,000
Less impairment                              (919,013)              (750,000)
                                           ----------             ----------

Total                                      $    5,000             $  174,013
                                           ==========             ==========

NOTE 5 - CONVERTIBLE NOTE PAYABLE

On January 2, 2014 (the "Closing Date"), Tungsten Corp., a Nevada corporation (the "Company"), entered into a 12% note purchase agreement dated as of the Closing Date (the "Purchase Agreement") with Hanover Holdings I, LLC, a New York limited liability company ("Hanover"), maturing on September 2, 2014. Hanover has the option to convert the outstanding notes and interest due into the Company's common shares at $0.0325 per share at any time prior to September 2, 2014. The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Hanover shall purchase from the Company on the Closing Date a senior convertible note with an initial principal amount of $127,500 (the "Convertible Note") for $85,000 in cash (a 33.33% original issue discount). Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Convertible Note to Hanover.

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

The Company  estimated the fair value of the  conversion  feature on the date of
grant  using  the   Black-Scholes   Option  Pricing  Model  with  the  following
weighted-average assumptions:

                                                                 January 2, 2014
                                                                 ---------------
Expected life (year)                                                   0.67
Expected volatility (*)                                              190.12%
Expected annual rate of quarterly dividends                            0.00%
Risk-free rate(s)                                                      0.11%

(a) Fair Value of Conversion Features

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet at July 31, 2014:

                                                       Fair Value Measurement Using
                                    Carrying Value      Level 1       Level 2       Level 3         Total
                                    --------------      -------       -------       -------         -----
Derivative conversion features           $498           $    --       $    --        $  498         $ 498

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended July 31, 2014:

                                                          Fair Value Measurement Using Level 3 Inputs
                                                                Derivative
                                                                Liabilities            Total
                                                                -----------          ----------
Balance, January 31, 2014                                        $ 214,050           $ 214,050
Purchases, issuances and settlements                                    --                  --
Total (gains) or losses (realized/unrealized) included
 in consolidated statements of operations                         (213,552)           (213,552)
Transfers in and/or out of Level 3                                      --                  --
                                                                 ---------           ---------
Balance, July 31, 2014                                           $     498           $     498
                                                                 =========           =========

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

In accordance with the Purchase Agreement, the Company issued 2,065,177 shares of its restricted common stock representing the initial commitment shares, valued at $150,000, and 934,823 shares of its restricted common stock representing the additional commitment shares, valued at $46,741, both values representing the fair value of the common stock on the dates of issuance, which were recorded as cost for financing.

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

Shares Issued for Obtaining Employee Services

Shares Awarded for Directors' Services to Joseph P. Galda

On May 13, 2013, the Company entered into a Restricted Stock Award Agreement (the "Agreement") with Joseph P. Galda, pursuant to which Mr. Galda was granted 750,000 shares of restricted common stock of the Company (the "Restricted Shares") in consideration for services to be rendered to the Company by Mr. Galda as a director of the Company. The Restricted Shares will vest over a three
(3) year period at the rate of 62,500 shares of common stock per quarter, with the first portion of the Restricted Shares vesting on June 30, 2013 and all the Restricted Shares vesting by March 31, 2016. Under the Agreement, all unvested Restricted Shares shall vest upon a "change in control," as defined in the Agreement. According to the Agreement, the vesting of the Restricted Shares is subject to Mr. Galda's continuous service to the Company as a director. In the event that the Board of Directors of the Company determines that Mr. Galda has committed certain acts of misconduct, Mr. Galda will not be entitled to the Restricted Shares. Mr. Galda also made certain representations to the Company in connection with the restricted stock award, including representations relating to this ability to bear economic risk, the sufficiency of information received, his level of sophistication in financial and business matters, and his purpose for acquiring the Restricted Shares. These shares were valued at $0.81 per share, the close price on the date of grant, or $607,500 and were amortized over the vesting period, or $50,625 per quarter which was included in Officer/Directors' compensation. For the fiscal year ended January 31, 2014 the

Company recognized $151,875 in equity based compensation under this Agreement. For the six months ended July 31, 2014 the Company recognized $101,250 in equity based compensation under this Agreement.

On January 31, 2014 the Restricted Stock Award Agreement with Joseph P. Galda was amended and restated with the effect that the first vesting of the Restricted Shares in the amount of 250,000 shares will take place on April 30, 2014. All other provisions of the Agreement remain unchanged and in force.

Shares Awarded for Directors' Services to David Bikerman

On January 31, 2013, the Company entered into a Restricted Stock Award Agreement (the "Agreement") with David Bikerman, pursuant to which Mr. Bikerman was granted 750,000 shares of restricted common stock of the Company (the "Restricted Shares") in consideration for services to be rendered to the Company by Mr. Bikerman as a director of the Company. The Restricted Shares will vest over a three (3) year period at the rate of 62,500 shares of common stock per quarter, with the first 187,500 of the Restricted Shares vesting on April 30, 2014 and all the Restricted Shares vesting by June 30, 2016. Under the Agreement, all unvested Restricted Shares shall vest upon a "change in control," as defined in the Agreement. According to the Agreement, the vesting of the Restricted Shares is subject to Mr. Bikerman's continuous service to the Company as a director. In the event that the Board of Directors of the Company determines that Mr. Bikerman has committed certain acts of misconduct, Mr. Bikerman will not be entitled to the Restricted Shares. Mr. Bikerman also made certain representations to the Company in connection with the restricted stock award, including representations relating to this ability to bear economic risk, the sufficiency of information received, his level of sophistication in financial and business matters, and his purpose for acquiring the Restricted Shares. These shares were valued at $0.075 per share, the close price on the date of grant, or $56,250 and will be amortized over the vesting period, or $4,687.50 per quarter which will be included in officer/directors' compensation. For the six months ended July 31, 2014 the Company recognized $9,375 in equity based compensation under this Agreement.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

On January 17, 2014 the Company entered into an Agreement with Carmel Advisors LLC to provide public relations, communications, advisory and consulting services for a period of twelve (12) months, and be compensated for those services rendered by the issuance of 2,000,000 restricted 144 shares of the Company's common stock, and that when issued in accordance with the Agreement, such shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of non-performance by Carmel Advisor or terminated by the Company. As of July 31, 2014 the 2,000,000 shares were issued in satisfaction of the terms of the Agreement. These shares were valued at $0.09 per share, the close price on the date of grant, or $180,000, and will be amortized over the twelve (12) month period, or $15,000 per month which will be included in general and administration: advertising and promotion expenses. For the three months ended July 31, 2014 the Company recognized $45,000 in Advertising and Promotion expenses under this Agreement. For the six months ended July 31, 2014 the Company recognized $90,000 in Advertising and Promotion expenses under this Agreement.

On January 31, 2014 the Company entered into a letter agreement (the "Letter Agreement") with Crescendo Communications, LLC ("Crescendo") whereby Crescendo has agreed to accept shares of common stock of the Company as partial payment of fees owed, and that when issued pursuant to the Letter Agreement, such shares shall be fully paid and non-assessable by the Company. For the three months ended April 30, 2014, in satisfaction of the payment of $5,250 for fees owed, 81,636 restricted shares were issued whose total fair value equaled the amount owed. For the three months ended July 31, 2014, in satisfaction of the payment of $5,250 for fees owed, 296,808 restricted shares were issued whose total fair value equaled the amount paid.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Amending Agreement to Senior Convertible Note

On August 20, 2014, Tungsten Corp., a Nevada corporation (the "Company"), entered into an amending agreement (the "Amendment") with Magna Equities II, LLC (formerly known as Hanover Holdings I, LLC), a New York limited liability company ("Magna"). The Amendment provides that, the senior convertible note (the "Note") dated January 2nd, 2014 in the principal amount of $127,500, be amended as follows in regards to Section 3.b.ii:

     a. "New Conversion Price" means, as of any Conversion Date or other date of determination, the lesser price of i) a 35% discount from the lowest Trading Price for the three (3) trading days prior to the day that the Holder requests conversion or ii) "Conversion Price" as stated in the Note.

     b. All terms, conditions and rights afforded pursuant to the conditions of the Note shall remain in full force and effect.

Previously, the Note was convertible into shares of common stock, par value $0.0001 per share (the "Common Stock"), at a fixed conversion price of $0.0325. In connection with the Amendment the Company and Magna agreed to terminate the equity enhancement program reflected in the Common Stock Purchase Agreement described below and to terminate the Company's Registration Statement on Form S-1 registering for resale the shares of Common Stock into which the Note could be converted or the shares of Common Stock issuable to Magna under the Common Stock Purchase Agreement. This action was taken by mutual agreement of the parties in view of the fact that with the decline in the Company's share price the equity enhancement program was not a viable method for financing the Company.

Securities Purchase Agreement and Convertible Notes

On August 20, 2014 (the "Closing Date"), the Company entered into a securities purchase agreement dated as of the Closing Date (the "Purchase Agreement") with Magna. The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Magna shall purchase from the Company on the Closing Date a senior convertible note with a principal amount of $51,500 (the "Convertible Note") for a purchase price of $51,500. Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Convertible Note to Magna.

The Convertible Note matures on August 20, 2015 and accrues interest at the rate of 12% per annum. The Convertible Note is convertible at any time, in whole or in part, at Magna's option into shares of the Company's Common Stock at a variable conversion price equal to a 35% discount from the lowest trading price in the three (3) trading days prior to the day that Magna requests conversion. At no time will Magna be entitled to convert any portion of the Convertible Note to the extent that after such conversion, Magna (together with its affiliates) would beneficially own more than 9.99% of the outstanding shares of Common Stock as of such date. The Convertible Note includes "full ratchet" and standard anti-dilution protection.

The Convertible Note includes customary event of default provisions, and provides for a default interest rate of 22%. The Company has the right at any time to redeem all, but not less than all, of the total outstanding amount then remaining under the Convertible Note in cash at a price equal to 150% of the total amount of the Convertible Note then outstanding.

The Purchase Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties. The Company also agreed to pay up to $1,500 of reasonable attorneys' fees and expenses incurred by Magna in connection with the transaction. The Purchase Agreement also provides for indemnification of Magna and its affiliates in the event that Magna incurs losses, liabilities, obligations, claims, contingencies, damages, costs and expenses related to a breach by the Company of any of its representations, warranties or covenants under the Purchase Agreement.

On August 29, 2014 (the "Closing Date"), the Company entered into a securities purchase agreement dated as of the Closing Date (the "Purchase Agreement") with Magna. The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Magna shall purchase from the Company on the Closing Date a senior convertible note with a principal amount of $9,250 (the "Convertible Note") for a purchase price of $9,250. Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Convertible Note to Magna.

The Convertible Note matures on August 29, 2015 and accrues interest at the rate of 12% per annum. The Convertible Note is convertible at any time, in whole or in part, at Magna's option into shares of the Company's Common Stock at a variable conversion price equal to a 35% discount from the lowest trading price in the three (3) trading days prior to the day that Magna requests conversion. At no time will Magna be entitled to convert any portion of the Convertible Note to the extent that after such conversion, Magna (together with its affiliates) would beneficially own more than 9.99% of the outstanding shares of Common Stock as of such date. The Convertible Note includes "full ratchet" and standard anti-dilution protection.

The Convertible Note includes customary event of default provisions, and provides for a default interest rate of 22%. The Company has the right at any time to redeem all, but not less than all, of the total outstanding amount then remaining under the Convertible Note in cash at a price equal to 150% of the total amount of the Convertible Note then outstanding.

The Purchase Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties. The Purchase Agreement also provides for indemnification of Magna and its affiliates in the event that Magna incurs losses, liabilities, obligations, claims, contingencies, damages, costs and expenses related to a breach by the Company of any of its representations, warranties or covenants under the Purchase Agreement.

Termination of Common Stock Purchase Agreement

The Common Stock Purchase Agreement dated as of February 18, 2014 (the "Common Stock Purchase Agreement") between the Company and Magna was formerly terminated by letter of notice (the "Letter"), pursuant to Sections 8.1 and 8.3 of the Agreement, by providing Magna with written notice of Tungsten`s election to terminate the Agreement, effective as of August 20, 2014 (the "Termination Date"). The respective parties agreed to terminate the Agreement and that all terms and conditions of the Agreement shall be deemed fully satisfied and neither party shall have any further obligations to the counter party, with the exception of the Registration Rights Agreement dated February 18, 2014 between the Company and Magna which was not terminated, principally due to continuing indemnification, payment of expenses, and the like. The Company has satisfied all registration obligations under the foregoing agreement.

The Company did not incur any penalties in connection with the termination of the Common Stock Purchase Agreement.

On August 27, 2014 Magna Equities II, LLC converted $15,000 of the principal amount of the senior convertible note dated January 2nd, 2014 in the principal amount of $127,500 (the "Note"), into 1,775,148 Shares of Common Stock of the Company, according to the conditions of the Note.

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

OVERVIEW

We were incorporated under the laws of the state of Nevada on June 5, 2008. On April 8, 2013, we entered into and closed a stock exchange agreement with Guy Martin and Nevada Tungsten Holdings Ltd. Pursuant to the terms of the stock exchange agreement, we acquired all of the issued and outstanding shares of Nevada Tungsten Holdings Ltd.'s common stock from Mr. Martin in exchange for the issuance by our company of 3,000,000 shares of our common stock to Guy Martin (the "Transaction"). As a result of the Transaction, Nevada Tungsten Holdings Ltd. became our wholly-owned subsidiary and we acquired an option to acquire a 100% interest in all tungsten on the Cherry Creekproperty. On August 19, 2014, we transferred the Cherry Creek property back to Viscount Nevada Holdings Ltd. ("Viscount"), and the option agreement with Viscount was terminated.

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

Notwithstanding the recent impairment on the Idaho Property, we are re-evaluating and exploring further development of this property. In addition to development opportunities in the state of Idaho, we are also evaluating alternative projects to advance our business plan.

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements for the period ended July 31, 2014, together with notes thereto, which are included in this report. Our subsidiary's results are being shown in the financial statements in accordance with the rules for a reverse acquisition.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2014 COMPARED TO 2013

REVENUES

We had no revenues for the three months ended July 31, 2014 or in 2013.

OPERATING EXPENSES

For the three months ended July 31, 2014, our total operating expenses were $338,915 (2013 - $169,665). For the three months ended July 31, 2014, our total operating expenses consisted of legal and professional fees of $18,846 (2013 - $51,278), officer/director compensation of $91,312 (including a $55,312 non-cash charge for deferred compensation due to the vesting of stock issued for director services) (2013 - $77,625 including a $50,625 non-cash charge for deferred compensation due to the vesting of stock issued for director services), general and administrative expenses of $59,744 (including a $45,000 non-cash charge for amortization of a pre-paid contract for public relations services and a $5,250 non-cash charge for investor relations services, both using stock issued as compensation ) (2013 - $40,762) and a loss on impairment of $169,013 (2013 - $0). We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

OTHER INCOME/EXPENSES

For the three months ended July 31, 2014, our total other income was $38,935 (2013 - $Nil) and consisted of cost of financing expense of $46,741, interest expense of $51,596, and a gain in the change of the fair value of derivative liabilities of $137,272.

NET LOSS

For the three months ended July 31, 2014, our net loss was $299,980 (2013 - $190,416). The increase in our net loss was primarily due to the gain in the fair value of derivative liabilities, not incurring any exploration expenses during the three months ended July 31, 2014 and the impairment of our investment in the Cherry Creek Claim. We expect to continue to incur net losses for the foreseeable future.

FOR THE SIX MONTHS ENDED JULY 31, 2014 COMPARED TO 2013

REVENUES

We had no revenues for the six months ended July 31, 2014 or in 2013.

OPERATING EXPENSES

For the six months ended July 31, 2014, our total operating expenses were $520,629 (2013 - $259,548). For the six months ended July 31, 2014, our total operating expenses consisted of legal and professional fees of $59,820 (2013 - $87,490), officer/director compensation of $174,000 (including a $120,000 non-cash charge for deferred compensation due to the vesting of stock issued for director services) (2013 - $95,692 including a $50,625 non-cash charge for deferred compensation due to the vesting of stock issued for director services), general and administrative expenses of $117,796 (including a $90,000 non-cash charge for amortization of a pre-paid contract for public relations services and a $10,500 non-cash charge for investor relations services, both using stock issued as compensation ) (2013 - $76,366) and a loss on impairment of $169,013 (2013 - $0). We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

OTHER INCOME/EXPENSES

For the six months ended July 31, 2014, our total other expenses were $104,406 (2013 - $Nil) and consisted of cost of financing expense of $196,741, interest expense of $103,192, cost of extension of $18,025, and a gain in the change of the fair value of derivative liabilities of $213,552.

NET LOSS

For the six months ended July 31, 2014, our net loss was $625,035 (2013 - $280,299). The increase in our net loss was primarily due to increases in officer/director compensation and other expenses during the six months ended July 31, 2014. We expect to continue to incur net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2014, we had cash of $1,897, and unproven mineral properties of $5,000, making our total assets $6,897. Given our cash position as of July 31, 2014, management believes that our cash on hand and working capital are insufficient to meet our current anticipated cash requirements. We will need $250,000 in additional working capital in order to execute our business strategy over the next 12 months.

Our total current liabilities were $334,415 as of July 31, 2014, which was represented by accounts payable and accrued expenses of $122,402, convertible notes net of discounts of $111,564, derivative liability of $498, and advances from stockholders of $99,951.

Other than those liabilities discussed above, we had no other liabilities and no other long term commitments or contingencies as of July 31, 2014. We received $Nil from financing activities.

In order to provide financing for our planned exploration activities, we entered into the note purchase agreement (the "Note Purchase Agreement") with Hanover Holdings I, LLC, a New York limited liability company ("Hanover") on January 2, 2014. The Note Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Note Purchase Agreement, Hanover will purchase from us the convertible note with an initial principal amount of $127,500 (the "Convertible Note") for a purchase price of $85,000, representing an approximately 33.33% original issue discount. We issued the Convertible Note to Hanover on January 2, 2014. Subsequent to the end of our fiscal quarter, on August 20, 2014, we amended the conversion price of the Convertible Note to the lesser of (i) a 35% discount from the lowest trading price for the three (3) trading days prior to the conversion, or (ii) $0.0325 per share. Subsequent to the end of our fiscal quarter, on August 27, 2014, Hanover converted $15,000 of the Convertible Note into 1,775,148 shares of our common stock.

On February 18, 2014, we entered into a common stock purchase agreement (the "Purchase Agreement") with Hanover. The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Hanover is committed to purchase up to $3,000,000 worth of our common stock over the 24-month term of the Purchase Agreement. Subsequent to the end of our fiscal quarter, on August 20, 2014, the Purchase Agreement was terminated upon the mutual agreement of both parties thereto, with no penalties incurred by us in connection with such termination.

Subsequent to the end of our fiscal quarter, on August 20, 2014, we entered into a securities purchase agreement with Magna Equities II, LLC ("Magna") pursuant to which Magna purchased from us a senior convertible note with a principal amount of $51,500 (the "Magna Note").

During 2014, we expect that the following will continue to impact our liquidity:
(i) legal and accounting costs of being a public company; (ii) anticipated increases in overhead and the use of independent contractors for services to be provided to us; and (iii) exploration costs to support the development of our mineral property assets.

At present, our cash requirements for the next twelve months outweigh the funds available to maintain or develop our properties. In order to improve our liquidity, we intend to pursue additional equity and/or debt financing from private investors. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us. If we pursue additional equity financing, the additional shares we would have to issue could cause dilution to our then current shareholders and may have an adverse impact on our stock price. The potential dilutive effect of such a financing could deter potential future investors from investing in our Company.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended July 31, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of July 31, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 19, 2014, the Company and Viscount Nevada Holdings Ltd. ("Viscount") signed an Option Termination and Mining Claim Transfer Agreement to transfer the Company's claims on the Cherry Creek property to Viscount and terminate the Option Agreement dated January 13, 2013. The Company was released from all of its obligations under the Option Agreement and received $5,000 in total consideration for transferring the claims, with the Option Agreement having no further force and effect.

ITEM 6.  EXHIBITS

3.1(a)   Articles  of   Incorporation   (incorporated   by   reference   to  our
         Registration Statement on Form S-1 filed on October 29, 2009).

3.1(b) Certificate of Amendment to the Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on May 15, 2012).

3.2 Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on October 29, 2009).

4.1 Amending Agreement to Senior Convertible Note dated August 20, 2014 (incorporated by reference to our Current Report on Form 8-K filed on August 26, 2014).

4.2 Convertible Promissory Note dated August 20, 2014 (incorporated by reference to our Current Report on Form 8-K filed on August 26, 2014).

10.1 Common Stock Purchase Agreement, Notice of Termination Letter dated August 20, 2014 (incorporated by reference to our Current Report on Form 8-K filed on August 26, 2014).

10.2 Securities Purchase Agreement, dated as of August 20, 2014, by and between Magna Equities II, LLC and Tungsten Corp. (incorporated by reference to our Current Report on Form 8-K filed on August 26, 2014).

10.3* Option Termination and Mining Claim Transfer Agreement, dated August 19, 2014, between Tungsten Corp. and Viscount Nevada Holdings Ltd.

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

                            TUNGSTEN CORP.,
                            a Nevada corporation


Date: September 15, 2014    By: /s/ Guy Martin
                                ------------------------------------------------
                                Guy Martin
                                President, Chief Executive Officer and Treasurer (Principal Executive Officer,
                                Principal Financial Officer, and
                                Principal Accounting Officer)