Form 10-Q
period 2014-10-31
Tungsten Corp.
filed 2014-12-23
CIK 1475065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2014

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of December 15, 2014, there were 185,350,418 shares of the issuer's $0.0001 par value common stock issued and outstanding.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           28

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          33

Item 4.  Controls and Procedures                                             33

                                  PART II

                             OTHER INFORMATION

Item 1.  Legal Proceedings                                                   35

Item 1A. Risk Factors                                                        35

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         35

Item 3.  Defaults Upon Senior Securities                                     35

Item 4.  Mine Safety Disclosures                                             36

Item 5.  Other Information                                                   36

Item 6.  Exhibits                                                            36

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 TUNGSTEN CORP.
                         (An Exploration Stage Company)
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                          October 31, 2014       January 31, 2014
                                                                          ----------------       ----------------
                                                                            (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                                      $     42,695           $     27,007
  Prepaid expenses                                                                    --                  8,311
                                                                            ------------           ------------
      Total Current Assets                                                        42,695                 35,318
                                                                            ------------           ------------
OTHER ASSETS
  Mineral properties                                                                  --                174,013
                                                                            ------------           ------------
      Total Other Assets                                                              --                174,013
                                                                            ------------           ------------

      Total Assets                                                          $     42,695           $    209,331
                                                                            ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                     $     82,703           $     17,141
  Convertible notes, net of discounts of $150,148 and $111,562                    96,702                 15,938
  Derivative liability                                                           315,049                214,050
  Advances from stockholders                                                      99,951                 99,951
                                                                            ------------           ------------
      Total Current Liabilities                                                  594,405                347,080
                                                                            ------------           ------------
STOCKHOLDERS' DEFICIT:
  Preferred stock par value $0.0001: 25,000,000 shares authorized;
   none issued or outstanding                                                         --                     --
  Common stock par value $0.0001: 300,000,000 shares authorized;
   88,608,569 and 71,542,799 shares issued and outstanding, respectively           8,861                  7,154
  Additional paid-in capital                                                   2,024,627              1,359,630
  Accumulated deficit                                                         (2,585,198)            (1,504,533)
                                                                            ------------           ------------
      Total Stockholders' Deficit                                               (551,710)              (137,749)
                                                                            ------------           ------------

      Total Liabilities and Stockholders' Deficit                           $     42,695           $    209,331
                                                                            ============           ============

        See accompanying notes to the consolidated financial statements.

                                 TUNGSTEN CORP.
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      For the            For the            For the           For the
                                                    Three Months       Three Months       Nine Months       Nine Months
                                                       Ended              Ended              Ended             Ended
                                                     October 31,        October 31,        October 31,       October 31,
                                                        2014               2013               2014              2013
                                                    ------------       ------------       ------------      ------------
                                                     (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)
Revenue                                             $         --       $         --       $         --      $         --

Cost of exploration
  Exploration costs                                        6,575             52,814              6,575            73,565
                                                    ------------       ------------       ------------      ------------
      Total cost of exploration                            6,575             52,814              6,575            73,565
                                                    ------------       ------------       ------------      ------------

Gross margin                                              (6,575)           (52,814)            (6,575)          (73,565)

Operating expenses
  Director's fees                                         55,313             50,625            175,312           101,250
  Officers' compensation                                  27,000             27,000             81,000            72,067
  Professional fees                                       10,079             11,595             69,899            99,085
  General and administrative expenses                     54,464             17,197            172,261            93,563
  Loss on impairment                                          --                 --            169,013                --
                                                    ------------       ------------       ------------      ------------
      Total operating expenses                           146,856            106,417            667,485           365,965
                                                    ------------       ------------       ------------      ------------

Loss from operations                                    (153,431)          (159,231)          (674,060)         (439,530)

Other (income) expense
  Derivative expense                                       3,436                 --              3,436                --
  Change in fair value of derivative liabilities         201,984                 --            (11,568)               --
  Financing expense                                       41,922                 --            238,663                --
  Cost of extension                                           --                 --             18,025                --
  Interest expense                                        54,857                 --            158,049                --
                                                    ------------       ------------       ------------      ------------
      Other (income) expense, net                        302,199                 --            406,605                --
                                                    ------------       ------------       ------------      ------------

Loss before income tax provision                        (455,630)          (159,231)        (1,080,665)         (439,530)

Income tax provision                                          --                 --                 --                --
                                                    ------------       ------------       ------------      ------------

Net loss                                            $   (465,630)      $   (159,231)      $ (1,080,665)     $   (439,530)
                                                    ============       ============       ============      ============
Earnings per common share
  - basic and diluted                               $      (0.00)      $      (0.00)      $      (0.01)     $      (0.01)
                                                    ============       ============       ============      ============
Weighted average common shares outstanding
  - basic and diluted                                 78,860,712         68,750,000         75,614,375        52,573,700
                                                    ============       ============       ============      ============

        See accompanying notes to the consolidated financial statements.

                                 TUNGSTEN CORP.
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 For the                For the
                                                               Nine Months            Nine Months
                                                                  Ended                  Ended
                                                                October 31,            October 31,
                                                                   2014                   2013
                                                               ------------           ------------
                                                                (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (1,080,665)          $   (439,530)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Amortization of debt and original issue discount               (65,986)                    --
     Loss on impairment                                             174,013                     --
     Stock based compensation                                       410,016                101,250
     Change in fair value of derivative liabilities                 100,999                     --
     Financing expense                                              238,663                     --
     Cost of extension                                               18,025                     --
  Changes in operating assets and liabilities:
     Prepaid expenses                                                 8,311                 (4,000)
     Accounts payable and accrued expenses                           65,562                 11,192
                                                               ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                              (131,062)              (331,088)
                                                               ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used in acquisition                                               --                (46,092)
  Acquisition of mineral property claims                                 --               (152,722)
                                                               ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                                    --               (198,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Amounts received from (repayments to) stockholders                     --                 76,951
  Proceeds from convertible notes                                   146,750                     --
  Proceeds from sale of common stock                                     --                500,000
                                                               ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           146,750                576,951
                                                               ------------           ------------

NET CHANGE IN CASH                                                   15,688                 47,049

Cash at beginning of reporting period                                27,007                  7,163
                                                               ------------           ------------

Cash at end of reporting period                                $     42,695           $     54,212
                                                               ============           ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Interest paid                                                $         --           $         --
                                                               ============           ============

  Income tax paid                                              $         --           $         --
                                                               ============           ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Stock subscription receiveble                                $         --           $         --
                                                               ============           ============

  Common stock issued for mineral property claims              $         --           $    750,000
                                                               ============           ============

        See accompanying notes to the consolidated financial statements.

                                 Tungsten Corp.
                         (An Exploration Stage Company)
                            October 31, 2014 and 2013
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

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

The Company's consolidated subsidiary and/or entity is as follows:

                                                                   Date of incorporation
                                                                       or formation
Name of consolidated            State or other jurisdiction of     (date of acquisition,
subsidiary or entity            incorporation or organization          if applicable)        Attributable interest
--------------------            -----------------------------          --------------        ---------------------
Nevada Tungsten Holdings Ltd.       The State of Nevada               October 30, 2012               100%
                                                                       (April 8, 2013)

These consolidated financial statements include all accounts of the Company as of October 31, 2014 and for the period from April 8, 2013 (date of acquisition) through October 31, 2014; and Nevada Tungsten Holdings Ltd. as of October 31, 2014 and 2013, for the period ended October 31, 2014, and for the period from October 30, 2012 (inception) through October 31, 2014.

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates ("Affiliate" means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company;
b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Beneficial Conversion Feature

Beneficial conversion feature is a non-detachable conversion feature that is in the money at the commitment date. The Company follows the guidance of ASC Subtopic 470-20 Debt with Conversion and Other Options to evaluate as to whether beneficial conversion feature exists. Pursuant to Section 470-20-30 an embedded beneficial conversion feature recognized separately under paragraph 470-20-25-5 shall be measured initially at its intrinsic value at the commitment date (see paragraphs 470-20-30-9 through 30-12) as the difference between the conversion price (see paragraph 470-20-30-5) and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. When the Company issues an debt or equity security that is convertible into common stock at a discount from the fair value of the common stock at the date the debt or equity security counterparty is legally committed to purchase such a security (Commitment Date), a beneficial conversion charge is measured and recorded on the Commitment Date for the difference between the fair value of the Company's common stock and the effective conversion price of the debt or equity security. If the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the debt or equity security, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the debt or equity security.

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

Deferred Tax Assets and Income Tax Provision

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

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

The total amount of potentially outstanding dilutive common shares from the conversion of the convertible notes plus accrued interest converted would be 3,962,308 and 0 for the reporting period ended October 31, 2014 and 2013, respectively.

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 "PRESENTATION OF FINANCIAL STATEMENTS--GOING CONCERN (SUBTOPIC 205-40):
DISCLOSURE OF UNCERTAINTIES ABOUT AN ENTITY'S ABILITY TO CONTINUE AS A GOING CONCERN ("ASU 2014-15").

In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the FINANCIAL STATEMENTS ARE ISSUED (or within one year after the date that the FINANCIAL STATEMENTS ARE AVAILABLE TO BE ISSUED when applicable). Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the FINANCIAL STATEMENTS ARE ISSUED (or at the date that the FINANCIAL STATEMENTS ARE AVAILABLE TO BE ISSUED when applicable). Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term PROBABLE is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management's plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management's plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

     a. Principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans)
     b. Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations
     c. Management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, an entity should include a statement in the footnotes indicating that there is SUBSTANTIAL DOUBT ABOUT THE ENTITY'S ABILITY TO CONTINUE AS A GOING CONCERN within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

     a. Principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern
     b. Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations
     c. Management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 - Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, "PRESENTATION OF FINANCIAL STATEMENTS--GOING CONCERN (SUBTOPIC 205-40): DISCLOSURE OF UNCERTAINTIES ABOUT AN ENTITY'S ABILITY TO CONTINUE AS A GOING CONCERN ("ASU 2014-15").

The Company's financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at October 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Management decided to impair the value of the claim to its net realizable value of $5,000.

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

Summary of Mineral Properties

Mineral properties consisted of the following:

                                      October 31, 2014         January 31, 2014
                                      ----------------         ----------------
Cherry Creek Claim                       $  174,013               $  174,013
Idaho Claim                                 750,000                  750,000
Less impairment                            (924,013)                (750,000)
                                         ----------               ----------
Total                                    $       --               $  174,013
                                         ==========               ==========

Note 5 - Convertible Notes Payable

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

New Financing

On September 8, 2014 (the "Closing Date"), the Company entered into an 8% note purchase agreement dated as of the Closing Date (the "Purchase Agreement") with KBM Worldwide, Inc., a New York corporation ("KBM"), maturing on September 10, 2015. KBM has the option to convert the outstanding notes and interest due into the Company's common shares at a variable conversion price equal to a 30% discount from the average of the three lowest trading prices in the ten (10) trading days prior to the day that KBM requests conversion. The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, KBM shall purchase from the Company on the Closing Date a senior convertible note with an initial principal amount of $58,000 (the "Convertible Note") for $53,000 in cash (an 8.62% original issue discount). Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Convertible Note to KBM.

On September 9, 2014 LG Capital Funding, LLC, a New York limited liability company ("LG Capital"), purchased a portion of the Magna note in an amount equal to $30,000 of face value and Magna assigned that portion of the note.

On September 9, 2014 (the "Closing Date"), the Company amended and restated that portion of the note assumed by LG Capital and entered into an 8% note purchase agreement dated as of the Closing Date (the "Purchase Agreement") with LG Capital, maturing on September 9, 2015. LG Capital has the option to convert the outstanding notes and interest due into the Company's common shares at a variable conversion price equal to a 35% discount from the lowest trading price in the ten (10) trading days prior to the day that LG Capital requests conversion. Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Convertible Note to LG Capital.

On September 10, 2014 (the "Closing Date"), the Company entered into an 8% note purchase agreement dated as of the Closing Date (the "Purchase Agreement") with LG Capital, maturing on September 10, 2015. LG Capital has the option to convert the outstanding notes and interest due into the Company's common shares at a variable conversion price equal to a 35% discount from the lowest trading price in the ten (10) trading days prior to the day that LG Capital requests conversion. The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, LG Capital shall purchase from the Company on the Closing Date a senior convertible note with an initial principal amount of $34,650 (the "Convertible Note") for $33,000 in cash (an 4.76% original issue discount). Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Convertible Note to LG Capital.

Derivative Analysis

Because the conversion features included in the convertible notes payable have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification ("Section 815-40-15").

The Company estimated the fair value of the conversion feature of each note on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

                                   Jan 2, 2014    Aug 20, 2014   Aug 29, 2014    Sep 8, 2014    Sep 9, 2014   Sep 10, 2014
                                   -----------    ------------   ------------    -----------    -----------   ------------
Expected life (year)                    0.67           1.00            1.00          1.01           1.00           1.00
Expected volatility (%)               190.12         194.17          197.66        199.47         200.12         200.08
Expected annual rate of quarterly
 dividends (%)                          0.00           0.00            0.00          0.00           0.00           0.00
Risk-free rate (%)                      0.11           0.12            0.07          0.10           0.10           0.10

(a) Fair Value of Conversion Features

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet at October 31, 2014:

                                                       Fair Value Measurement Using
                                    Carrying Value      Level 1       Level 2       Level 3       Total
                                    --------------      -------       -------       -------       -----
Derivative conversion features         $315,049         $    --       $    --       $315,049     $315,049

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended October 31, 2014:

                                                          Fair Value Measurement Using Level 3 Inputs
                                                                Derivative
                                                                Liabilities            Total
                                                                -----------          ----------
Balance, January 31, 2014                                        $ 214,050           $ 214,050
Purchases, issuances and settlements                               180,186             180,186
Total (gains) or losses (realized/unrealized) included
 in consolidated statements of operations                          (11,568)            (11,568)
Transfers in and/or out of Level 3                                 (67,619)            (67,619)
                                                                 ---------           ---------
Balance, July 31, 2014                                           $ 315,049           $ 315,049
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

Shares Issued for Conversions of Notes Payable

On August 27, 2014 Magna Equities II, LLC converted $15,000 of the principal amount of the senior convertible note dated January 2nd, 2014 in the principal amount of $127,500 (the "Note"), into 1,775,148 Shares of Common Stock of the Company, according to the conditions of the Note.

On September 12, 2014, Magna Equities II, LLC converted $10,000 of the principal amount of the senior convertible note dated January 2nd, 2014 in the principal amount of $127,500 (the "Note"), into 3,752,345 Shares of Common Stock of the Company, according to the conditions of the Note.

On October 27, 2014, Magna Equities II, LLC converted $4,450 of the principal amount of the senior convertible note dated January 2nd, 2014 in the principal amount of $127,500 (the "Note"), into 3,803,419 Shares of Common Stock of the Company, according to the conditions of the Note.

On October 27, 2014, LG Capital Funding, LLC converted $4,600 of the principal amount and $35.29 of the interest amount of the senior convertible note dated September 9th, 2014 in the principal amount of $30,000 (the "Note"), into 3,961,786 Shares of Common Stock of the Company, according to the conditions of the Note.

Shares Issued for Obtaining Employee Services

Shares Awarded for Directors' Services to Joseph P. Galda

On May 13, 2013, the Company entered into a Restricted Stock Award Agreement (the "Agreement") with Joseph P. Galda, pursuant to which Mr. Galda was granted 750,000 shares of restricted common stock of the Company (the "Restricted

Shares") in consideration for services to be rendered to the Company by Mr. Galda as a director of the Company. The Restricted Shares will vest over a three
(3) year period at the rate of 62,500 shares of common stock per quarter, with the first portion of the Restricted Shares vesting on June 30, 2013 and all the Restricted Shares vesting by March 31, 2016. Under the Agreement, all unvested Restricted Shares shall vest upon a "change in control," as defined in the Agreement. According to the Agreement, the vesting of the Restricted Shares is subject to Mr. Galda's continuous service to the Company as a director. In the event that the Board of Directors of the Company determines that Mr. Galda has committed certain acts of misconduct, Mr. Galda will not be entitled to the Restricted Shares. Mr. Galda also made certain representations to the Company in connection with the restricted stock award, including representations relating to this ability to bear economic risk, the sufficiency of information received, his level of sophistication in financial and business matters, and his purpose for acquiring the Restricted Shares. These shares were valued at $0.81 per share, the close price on the date of grant, or $607,500 and were amortized over the vesting period, or $50,625 per quarter which was included in Officer/Directors' compensation. For the fiscal year ended January 31, 2014 the Company recognized $151,875 in equity based compensation under this Agreement. For the six months ended October 31, 2014 the Company recognized $101,250 in equity based compensation under this Agreement.

On January 31, 2014 the Restricted Stock Award Agreement with Joseph P. Galda was amended and restated with the effect that the first vesting of the Restricted Shares in the amount of 250,000 shares will take place on April 30, 2014. All other provisions of the Agreement remain unchanged and in force.

Shares Awarded for Directors' Services to David Bikerman

On January 31, 2013, the Company entered into a Restricted Stock Award Agreement (the "Agreement") with David Bikerman, pursuant to which Mr. Bikerman was granted 750,000 shares of restricted common stock of the Company (the "Restricted Shares") in consideration for services to be rendered to the Company by Mr. Bikerman as a director of the Company. The Restricted Shares will vest over a three (3) year period at the rate of 62,500 shares of common stock per quarter, with the first 187,500 of the Restricted Shares vesting on April 30, 2014 and all the Restricted Shares vesting by June 30, 2016. Under the Agreement, all unvested Restricted Shares shall vest upon a "change in control," as defined in the Agreement. According to the Agreement, the vesting of the Restricted Shares is subject to Mr. Bikerman's continuous service to the Company as a director. In the event that the Board of Directors of the Company determines that Mr. Bikerman has committed certain acts of misconduct, Mr. Bikerman will not be entitled to the Restricted Shares. Mr. Bikerman also made certain representations to the Company in connection with the restricted stock award, including representations relating to this ability to bear economic risk, the sufficiency of information received, his level of sophistication in financial and business matters, and his purpose for acquiring the Restricted Shares. These shares were valued at $0.075 per share, the close price on the date of grant, or $56,250 and will be amortized over the vesting period, or $4,687.50 per quarter which will be included in officer/directors' compensation. For the nine months ended October 31, 2014 the Company recognized $9,375 in equity based compensation under this Agreement.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

On January 17, 2014 the Company entered into an Agreement with Carmel Advisors LLC to provide public relations, communications, advisory and consulting services for a period of twelve (12) months, and be compensated for those services rendered by the issuance of 2,000,000 restricted 144 shares of the Company's common stock, and that when issued in accordance with the Agreement, such shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of non-performance by Carmel Advisor or terminated by the Company. As of October 31, 2014 the 2,000,000 shares were issued in satisfaction of the terms of the Agreement. These shares were valued at $0.09 per share, the close price on the date of grant, or $180,000, and will be amortized over the twelve (12) month period, or $15,000 per month which will be included in general and administration: advertising and promotion expenses. For the three months ended October 31, 2014 the Company recognized $45,000 in Advertising and Promotion expenses under this Agreement. For the nine months ended October 31, 2014 the Company recognized $90,000 in Advertising and Promotion expenses under this Agreement.

On January 31, 2014 the Company entered into a letter agreement (the "Letter Agreement") with Crescendo Communications, LLC ("Crescendo") whereby Crescendo has agreed to accept shares of common stock of the Company as partial payment of fees owed, and that when issued pursuant to the Letter Agreement, such shares shall be fully paid and non-assessable by the Company. For the three months ended April 30, 2014, in satisfaction of the payment of $5,250 for fees owed, 81,636 restricted shares were issued whose total fair value equaled the amount owed. For the three months ended October 31, 2014, in satisfaction of the payment of $5,250 for fees owed, 296,808 restricted shares were issued whose total fair value equaled the amount paid.

Note 8 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On November 5, 2014 Magna Equities II, LLC converted $4,000 of the principal amount of the senior convertible note dated January 2nd, 2014 in the principal amount of $127,500 (the "Note"), into 3,619,910 Shares of Common Stock of the Company, according to the conditions of the Note.

On November 5, 2014 LG Capital Funding, LLC converted $2,000 of the principal amount and $19.29 of the interest amount of the senior convertible note dated September 9th, 2014 in the principal amount of $30,000 (the "Note"), into 1,941,625 Shares of Common Stock of the Company, according to the conditions of the Note.

On November 7, 2014 Magna Equities II, LLC converted $8,900 of the principal amount of the senior convertible note dated January 2nd, 2014 in the principal amount of $127,500 (the "Note"), into 8,557,693 Shares of Common Stock of the Company, according to the conditions of the Note.

On November 10, 2014 LG Capital Funding, LLC converted $2,000 of the principal amount and $21.48 of the interest amount of the senior convertible note dated September 9th, 2014 in the principal amount of $30,000 (the "Note"), into 1,943,730 Shares of Common Stock of the Company, according to the conditions of the Note.

On November 13, 2014 Magna Equities II, LLC converted $8,150 of the principal amount of the senior convertible note dated January 2nd, 2014 in the principal amount of $127,500 (the "Note"), into 9,644,970 Shares of Common Stock of the Company, according to the conditions of the Note.

On November 14, 2014 LG Capital Funding, LLC converted $3,000 of the principal amount and $34.85 of the interest amount of the senior convertible note dated September 9th, 2014 in the principal amount of $30,000 (the "Note"), into 3,591,538 Shares of Common Stock of the Company, according to the conditions of the Note.

On November 19, 2014 Magna Equities II, LLC converted $9,860 of the principal amount of the senior convertible note dated January 2nd, 2014 in the principal amount of $127,500 (the "Note"), into 11,668,640 Shares of Common Stock of the Company, according to the conditions of the Note.

On November 19, 2014 LG Capital Funding, LLC converted $3,000 of the principal amount and $38.14 of the interest amount of the senior convertible note dated September 9th, 2014 in the principal amount of $30,000 (the "Note"), into 3,595,431 Shares of Common Stock of the Company, according to the conditions of the Note.

On November 20, 2014 LG Capital Funding, LLC converted $3,000 of the principal amount and $38.79 of the interest amount of the senior convertible note dated September 9th, 2014 in the principal amount of $30,000 (the "Note"), into 3,596,201 Shares of Common Stock of the Company, according to the conditions of the Note.

On November 24, 2014 LG Capital Funding, LLC converted $3,900 of the principal amount and $53.85 of the interest amount of the senior convertible note dated September 9th, 2014 in the principal amount of $30,000 (the "Note"), into 4,679,112 Shares of Common Stock of the Company, according to the conditions of the Note.

On November 26, 2014 Magna Equities II, LLC converted $11,000 of the principal amount of the senior convertible note dated January 2nd, 2014 in the principal amount of $127,500 (the "Note"), into 12,087,913 Shares of Common Stock of the Company, according to the conditions of the Note.

On December 3, 2014 Magna Equities II, LLC converted $7,140 of the principal amount of the senior convertible note dated January 2nd, 2014 in the principal amount of $127,500 (the "Note"), into 9,986,014 Shares of Common Stock of the Company, according to the conditions of the Note.

On December 5, 2014 LG Capital Funding, LLC converted $3,000 of the principal amount and $48.66 of the interest amount of the senior convertible note dated September 9th, 2014 in the principal amount of $30,000 (the "Note"), into 4,302,978 Shares of Common Stock of the Company, according to the conditions of the Note.

On December 9, 2014 Magna Equities II, LLC converted $7,475 of the principal amount of the senior convertible note dated January 2nd, 2014 in the principal amount of $127,500 (the "Note"), into 11,500,000 Shares of Common Stock of the Company, according to the conditions of the Note.

On December 15, 2014 LG Capital Funding, LLC converted $3,000 of the principal amount and $55.23 of the interest amount of the senior convertible note dated September 9th, 2014 in the principal amount of $30,000 (the "Note"), into 6,026,094 Shares of Common Stock of the Company, according to the conditions of the Note.

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

OVERVIEW

We were incorporated under the laws of the state of Nevada on June 5, 2008. On April 8, 2013, we entered into and closed a stock exchange agreement with Guy Martin and Nevada Tungsten Holdings Ltd. Pursuant to the terms of the stock exchange agreement, we acquired all of the issued and outstanding shares of Nevada Tungsten Holdings Ltd.'s common stock from Mr. Martin in exchange for the issuance by our company of 3,000,000 shares of our common stock to Guy Martin (the "Transaction"). As a result of the Transaction, Nevada Tungsten Holdings Ltd. became our wholly-owned subsidiary and we acquired an option to acquire a 100% interest in all tungsten on the Cherry Creek property. On August 19, 2014, we transferred the Cherry Creek property back to Viscount Nevada Holdings Ltd. ("Viscount"), and the option agreement with Viscount was terminated.

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

We are focused on evaluating a large Tungsten reserve located in the Western United States in a cooperative effort with the owners of the property. We will be updating an economic analysis that was done some time ago to current prices and costs, in order to make a fair assessment of the potential for the project. This update will be a precursor to engaging in a full update of the previously completed economic and engineering studies, with the objective being to enter a joint venture for the extraction of the Tungsten deposits.

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements for the period ended October 31, 2014, together with notes thereto, which are included in this report. Our subsidiary's results are being shown in the financial statements in accordance with the rules for a reverse acquisition.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 COMPARED TO 2013 REVENUES

We had no revenues for the three months ended October 31, 2014 or 2013.

COSTS OF EXPLORATION

For the three months ended October 31, 2014, our total costs of exploration were $6,575 (2013 - $52,814) which consisted of claims maintenance and filing fees. The decrease from 2013 resulted from our scaling back on claim staking and giving up the option on the Cherry Creek claims.

OPERATING EXPENSES

For the three months ended October 31, 2014, our total operating expenses were $146,856 (2013 - $106,417). For the three months ended October 31, 2014, our total operating expenses consisted of legal and professional fees of $10,079 (2013 - $11,595), officer/director compensation of $82,313 (including a $55,313 non-cash charge for deferred compensation due to the vesting of stock issued for director services) (2013 - $77,625 including a $50,625 non-cash charge for deferred compensation due to the vesting of stock issued for director services), general and administrative expenses of $54,464 (including a $45,000 non-cash charge for amortization of a pre-paid contract for public relations services and a $5,250 non-cash charge for investor relations services, both using stock issued as compensation ) (2013 - $17,197). We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

OTHER INCOME/EXPENSES

For the three months ended October 31, 2014, our total other expense was $302,199 (2013 - $Nil) and consisted of cost of financing expense of $41,922, interest expense of $54,857, derivative expense of $3,436, and a loss in the change of the fair value of derivative liabilities of $201,984.

NET LOSS

For the three months ended October 31, 2014, our net loss was $455,630 (2013 - $159,231). The increase in our net loss was primarily due to the loss in the fair value of derivative liabilities, the cost of financing, and interest during the three months ended October 31, 2014. We expect to continue to incur net losses for the foreseeable future.

FOR THE NINE MONTHS ENDED OCTOBER 31, 2014 COMPARED TO 2013 REVENUES

We had no revenues for the nine months ended October 31, 2014 or in 2013.

COSTS OF EXPLORATION

For the nine months ended October 31, 2014, our total costs of exploration were $6,575 (2013 - $73,565) which consisted of claims maintenance and filing fees. The decrease from 2013 resulted from our scaling back on claim staking and giving up the option on the Cherry Creek claims.

OPERATING EXPENSES

For the nine months ended October 31, 2014, our total operating expenses were $667,485 (2013 - $365,965). For the nine months ended October 31, 2014, our total operating expenses consisted of legal and professional fees of $69,899 (2013 - $99,085), officer/director compensation of $256,312 (including a $175,312 non-cash charge for deferred compensation due to the vesting of stock issued for director services) (2013 - $173,317 including a $101,250 non-cash charge for deferred compensation due to the vesting of stock issued for director services), general and administrative expenses of $172,261 (including a $135,000 non-cash charge for amortization of a pre-paid contract for public relations services and a $15,750 non-cash charge for investor relations services, both using stock issued as compensation ) (2013 - $93,563) and a loss on impairment of $169,013 (2013 - $0). We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

OTHER INCOME/EXPENSES

For the nine months ended October 31, 2014, our total other expenses were $406,605 (2013 - $Nil) and consisted of cost of financing expense of $238,663, interest expense of $158,049, cost of extension of $18,025, derivative expense of $3,436, and a gain in the change of the fair value of derivative liabilities of $11,568.

NET LOSS

For the nine months ended October 31, 2014, our net loss was $1,080,665 (2013 - $439,530). The increase in our net loss was primarily due to increases in non-cash charges for deferred compensation and amortization, and other expenses associated with financing costs during the nine months ended October 31, 2014. We expect to continue to incur net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2014, we had cash of $42,695. Given our cash position as of October 31, 2014, management believes that our cash on hand and working capital are insufficient to meet our current anticipated cash requirements. We will need $250,000 in additional working capital in order to execute our business strategy over the next 12 months.

Our total current liabilities were $594,405 as of October 31, 2014, which was represented by accounts payable and accrued expenses of $82,703, convertible notes net of discounts of $96,702, derivative liability of $315,049, and advances from stockholders of $99,951.

Other than those liabilities discussed above, we had no other liabilities and no other long term commitments or contingencies as of October 31, 2014. We received $146,750 from financing activities.

In order to provide financing for our planned exploration activities, we entered into the note purchase agreement (the "Note Purchase Agreement") with Hanover Holdings I, LLC, a New York limited liability company ("Hanover") on January 2, 2014. The Note Purchase Agreement provides that, upon the terms and subject to the conditions set forth in the Note Purchase Agreement, Hanover will purchase from us the convertible note with an initial principal amount of $127,500 (the "Convertible Note") for a purchase price of $85,000, representing an approximately 33.33% original issue discount. We issued the Convertible Note to Hanover on January 2, 2014. On August 20, 2014, we amended the conversion price of the Convertible Note to the lesser of (i) a 35% discount from the lowest trading price for the three (3) trading days prior to the conversion, or (ii)
$0.0325 per share. During the 3 months ending October 31, 2014, Hanover converted $29,450 of the Convertible Note into 9,330,912 shares of our common stock.

As of December 15, 2014 the principle due on the Convertible Note had been reduced to $11,525 after the purchase of $30,000 of the face value and conversions totaling $56,525 into 67,065,140 shares of our common stock, subsequent to the end of reporting quarter.

On August 20, 2014, we entered into a securities purchase agreement with Magna Equities II, LLC ("Magna") pursuant to which Magna purchased from us a senior convertible note with a principal amount of $51,500 (the "Magna Note"). We issued the Magna Note to Magna on August 20, 2014 for a purchase price of $51,500.

On August 29, 2014, we entered into a securities purchase agreement with Magna pursuant to which Magna purchased from us a senior convertible note with a principal amount of $9,250 (the "Magna Note 2"). We issued the Magna Note 2 to Magna on August 29, 2014 for a purchase price of $9,250.

On September 8, 2014, we entered into an 8% note purchase agreement dated as of the same date (the "Purchase Agreement") with KBM Worldwide, Inc., a New York corporation ("KBM"). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, KBM shall purchase from us a senior convertible note with an initial principal amount of $58,000 (the "KBM Note") for $53,000 in cash (an 8.62% original issue discount) and a maturity date of September 10, 2015. Pursuant to the Purchase Agreement, on September 8, 2014, we issued the KBM Note to KBM. KBM has the option to convert the KBM Note and interest due thereunder into shares of common stock at a variable conversion price equal to a 30% discount from the average of the three lowest trading prices in the ten (10) trading days prior to the day that KBM requests conversion.

On September 9, 2014 LG Capital Funding, LLC, a New York limited liability company ("LG Capital"), purchased a portion of the Magna Note in an amount equal to $30,000 of face value of the Magna Note and assumed that portion of the note. On September 9, 2014, we amended and restated that portion of the note assumed by LG Capital (the "Restated Note") and entered into an 8% note purchase agreement dated as of the same date (the "LG Purchase Agreement") with LG Capital. The Restated Note has a maturity date of September 9, 2015. LG Capital has the option to convert the Restated Note and interest due thereunder into shares of common stock at a variable conversion price equal to a 35% discount from the lowest trading price in the ten (10) trading days prior to the day that LG Capital requests conversion.

As of December 15, 2014 the principle due on the Restated Note had been reduced to $7,100 after conversions totaling $22,900 into 29,676,709 shares of our common stock, subsequent to the end of reporting quarter.

On September 10, 2014, we entered into an 8% note purchase agreement dated as of the same date (the "Second LG Purchase Agreement") with LG Capital. The Second LG Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, LG Capital shall purchase from us on September 10, 2014, a senior convertible note with an initial principal amount of $34,650 (the "LG Note") for $33,000 in cash (an 4.76% original issue discount) and a maturity date of September 10, 2015. Pursuant to the Second LG Purchase Agreement, on September 10, 2014, the Company issued the LG Note to LG Capital. LG Capital has the option to convert the LG Note and interest due thereunder into shares of common stock at a variable conversion price equal to a 35% discount from the lowest trading price in the ten (10) trading days prior to the day that LG Capital requests conversion.

As of December 15, 2014, we had issued notes in the aggregate principal amount of $275,900, and $108,875 of such notes has been converted to shares of common stock.

During the remainder of 2014 and 2015, we expect that the following will continue to impact our liquidity: (i) legal and accounting costs of being a public company; (ii) anticipated increases in overhead and the use of independent contractors for services to be provided to us; and (iii) exploration costs to support the development of our mineral property assets.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended October 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Treasurer (who is our Principal Financial Officer and

Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of October 31, 2014 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 29, 2014, we entered into a securities purchase agreement with Magna pursuant to which Magna purchased from us the Magna Note 2 for a purchase price of $9,250. We issued the Magna Note 2 to Magna on August 29, 2014. The Magna
Note 2 is convertible at any time, in whole or in part, at Magna's option into shares of common stock at a variable conversion price equal to a 35% discount from the lowest trading price in the three (3) trading days prior to the day that Magna requests conversion. The issuance of the Magna Note 2 was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

On September 8, 2014, we entered into the Purchase Agreement with KBM. The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, KBM shall purchase from us on the closing date the KBM Note for $53,000 in cash (an 8.62% original issue discount). Pursuant to the Purchase Agreement, on September 8, 2014, we issued the KBM Note to KBM. KBM has the option to convert the KBM Note and interest due thereunder into shares of common stock at a variable conversion price equal to a 30% discount from the average of the three lowest trading prices in the ten (10) trading days prior to the day that KBM requests conversion. The issuance of the KBM Note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

On September 9, 2014, LG Capital purchased a portion of the Magna Note in an amount equal to $30,000 of the face value of the Magna Note and assumed that portion of the note. On September 9, 2014, we issued the Restated Note and entered into the LG Purchase Agreement with LG Capital. LG Capital has the option to convert the Restated Note and interest due thereunder into shares of common stock at a variable conversion price equal to a 35% discount from the lowest trading price in the ten (10) trading days prior to the day that LG Capital requests conversion. The issuance of the Restated Note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

On September 10, 2014, we entered into the Second LG Purchase Agreement with LG Capital. The Second LG Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, LG Capital shall purchase from us on September 10, 2014, the LG Note for $33,000 in cash (a 4.76% original issue discount). Pursuant to the Second LG Purchase Agreement, on September 10, 2014, the Company issued the LG Note to LG Capital. LG Capital has the option to convert the LG Note and interest due thereunder into shares of common stock at a variable conversion price equal to a 35% discount from the lowest trading price in the ten (10) trading days prior to the day that LG Capital requests conversion. The issuance of the LG Note was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The disclosures set forth in Part II, Item 2 of this Quarterly Report on Form 10-Q are incorporated herein by reference.

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

4.2 Convertible Promissory Note, dated August 20, 2014, issued to Magna Equities II, LLC in the principal amount of $51,500 (incorporated by reference to our Current Report on Form 8-K filed on August 26, 2014).

4.3* Convertible Promissory Note, dated August 29, 2014, issued to Magna Equities II, LLC in the principal amount of $9,250.

4.4* Senior Convertible Note, dated September 8, 2014, issued to KBM Worldwide, Inc. in the principal amount of $58,000.

4.5* Restated Convertible Note, dated September 9, 2014, issued to LG Capital Funding, LLC in the principal amount of $30,000.

4.6* Senior Convertible Note, dated September 10, 2014, issued to LG Capital Funding, LLC in the principal amount of $34,650.

10.1 Common Stock Purchase Agreement Notice of Termination Letter dated August 20, 2014 (incorporated by reference to our Current Report on Form 8-K filed on August 26, 2014).

10.2 Securities Purchase Agreement, dated as of August 20, 2014, by and between Magna Equities II, LLC and Tungsten Corp. (incorporated by reference to our Current Report on Form 8-K filed on August 26, 2014).

10.3 Option Termination and Mining Claim Transfer Agreement, dated August 19, 2014, between Tungsten Corp. and Viscount Nevada Holdings Ltd. (incorporated by reference to our Quarterly Report on Form 10-Q filed on September 16, 2014).

10.4* Securities Purchase Agreement, dated as of August 29, 2014, by and between Magna Equities II, LLC and Tungsten Corp.

10.5* Note Purchase Agreement, dated as of September 8, 2014, between KBM Worldwide, Inc. and Tungsten Corp.

10.6* Note Purchase Agreement, dated as of September 9, 2014, between LG Capital Funding, LLC and Tungsten Corp.

10.7* Note Purchase Agreement, dated as of September 10, 2014, between LG Capital Funding, LLC and Tungsten Corp.

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

                            TUNGSTEN CORP.,
                            a Nevada corporation


Date: December 22, 2014     By: /s/ Guy Martin
                                ------------------------------------------------
                                Guy Martin
                                President, Chief Executive Officer and Treasurer (Principal Executive Officer,
                                Principal Financial Officer, and
                                Principal Accounting Officer)