Form 10-Q/A
period 2014-10-31
Tungsten Corp.
filed 2014-12-24
CIK 1475065

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

                                 TUNGSTEN CORP.
                         (An Exploration Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 For the                For the
                                                               Nine Months            Nine Months
                                                                  Ended                  Ended
                                                                October 31,            October 31,
                                                                   2014                   2013
                                                               ------------           ------------
                                                                (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (1,080,665)          $   (439,530)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Amortization of debt and original issue discount               (65,986)                    --
     Loss on impairment                                             174,013                     --
     Stock based compensation                                       342,397                101,250
     Change in fair value of derivative liabilities                 168,618                     --
     Financing expense                                              238,663                     --
     Cost of extension                                               18,025                     --
  Changes in operating assets and liabilities:
     Prepaid expenses                                                 8,311                 (4,000)
     Accounts payable and accrued expenses                           65,562                 11,192
                                                               ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES                              (131,062)              (331,088)
                                                               ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash used in acquisition                                               --                (46,092)
  Acquisition of mineral property claims                                 --               (152,722)
                                                               ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES                                    --               (198,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Amounts received from (repayments to) stockholders                     --                 76,951
  Proceeds from convertible notes                                   146,750                     --
  Proceeds from sale of common stock                                     --                500,000
                                                               ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           146,750                576,951
                                                               ------------           ------------

NET CHANGE IN CASH                                                   15,688                 47,049

Cash at beginning of reporting period                                27,007                  7,163
                                                               ------------           ------------

Cash at end of reporting period                                $     42,695           $     54,212
                                                               ============           ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Interest paid                                                $         --           $         --
                                                               ============           ============

  Income tax paid                                              $         --           $         --
                                                               ============           ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Extinguishment of derivative liability upon conversions      $     67,619           $         --
                                                               ============           ============

  Common stock issued for mineral property claims              $         --           $    750,000
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

4.3 Convertible Promissory Note, dated August 29, 2014, issued to Magna Equities II, LLC in the principal amount of $9,250. (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 23,
         2014).

4.4 Senior Convertible Note, dated September 8, 2014, issued to KBM Worldwide, Inc. in the principal amount of $58,000. (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 23,
         2014).

4.5 Restated Convertible Note, dated September 9, 2014, issued to LG Capital Funding, LLC in the principal amount of $30,000. (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 23,
         2014).

4.6 Senior Convertible Note, dated September 10, 2014, issued to LG Capital Funding, LLC in the principal amount of $34,650. (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 23,
         2014).

10.1 Common Stock Purchase Agreement Notice of Termination Letter dated August 20, 2014 (incorporated by reference to our Current Report on Form 8-K filed on August 26, 2014).

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

10.4 Securities Purchase Agreement, dated as of August 29, 2014, by and between Magna Equities II, LLC and Tungsten Corp. (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 23,
         2014).

10.5 Note Purchase Agreement, dated as of September 8, 2014, between KBM Worldwide, Inc. and Tungsten Corp. (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 23, 2014).

10.6 Note Purchase Agreement, dated as of September 9, 2014, between LG Capital Funding, LLC and Tungsten Corp. (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 23, 2014).

10.7 Note Purchase Agreement, dated as of September 10, 2014, between LG Capital Funding, LLC and Tungsten Corp. (incorporated by reference to our Quarterly Report on Form 10-Q filed on December 23, 2014).

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

                            TUNGSTEN CORP.,
                            a Nevada corporation


Date: December 24, 2014     By: /s/ Guy Martin
                                ------------------------------------------------
                                Guy Martin
                                President, Chief Executive Officer and Treasurer (Principal Executive Officer,
                                Principal Financial Officer, and
                                Principal Accounting Officer)